Form 10-Q
period 1993-12-31
COMFED BANCORP INC
filed 1994-02-14
CIK 825393

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For Quarter Ended December 31, 1993     Commission File Number 1-9909


                            COMFED BANCORP, INC.
           ----------------------------------------------------
           Exact name of registrant as specified in its charter


               Delaware                                04-2985738
- ------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

124 Mt. Auburn Street, Suite 200, Cambridge, Massachusetts      02138
- ------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (617) 576-5704


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X    No
                             -----    -----

      The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

      Class:  Common stock, par value $.01 per share.
      Outstanding at January 31, 1994:  8,358,024 shares.

                                INDEX


Part I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Statements of Financial Condition
                 at December 31, 1993 and March 31, 1993       3

                Statements of Operations, Nine Months and
                 Three Months ended December 31, 1993
                  and 1992                                     4

                Statements of Cash Flow, Nine Months Ended
                 December 31, 1993 and 1992                    5

                Notes to Financial Statements                6-7

        Item 2. Management's Discussion and Analysis         7-9


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                           9-12

        Item 6. Exhibits and Reports on Form 8-K              13


Signatures                                                    14

EXHIBITS          Computation of Primary and Fully
                   Diluted Earnings Per Share                 15

PART I.
ITEM 1.

                        COMFED BANCORP, INC.
                 Statements of Financial Condition
                            (Unaudited)

                                         December 31,     March 31,
(In Thousands)                                  1993          1993
____________________________________________________________________

                ASSETS

Cash in banks, interest bearing             $      8            53
U.S. Treasury securities                         200           399
                                              _______       _______

  Total assets                              $    208           452
                                              _______       _______


  LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued Expenses                            $     17             5
                                              _______       _______

Stockholders' equity:
Serial preferred stock; authorized
  1,500,000 shares, none issued                   --            --
Common stock, par value $.01 per share;
  authorized 20,000,000 shares; issued            84            84
  8,397,258 shares
Treasury stock, at cost; 39,234 shares          (216)         (216)
Additional paid in capital                    16,691        16,691
Accumulated deficit                          (16,368)      (16,112)
                                              _______       _______

  Total stockholders' equity                     191           447
                                              _______       _______

  Total liabilities and stockholders'
    equity                                  $    208           452
                                              _______       _______


See accompanying notes to financial statements.
                                                          Page 4 of 15



                             COMFED BANCORP, INC.
                           Statements of Operations
                                 (Unaudited)

                                       Nine Months        Three Months
     (In Thousands, Except)               Ended              Ended
      Per Share Amounts)               December 31,       December 31,
                                      1993     1992      1993     1992

______________________________________________________________________

     Income:
       Interest income              $    8   $   13    $    2   $   4
       Other                            --       43        --      43
                                     ______   ______    ______  ______

         Total income                    8       56         2      47
                                     ______   ______    ______  ______

     Expenses:
       Legal                           184      123        90      11
       Other professional services      55       55        18      18
       Other                            25       23         8       6
                                     ______   ______    ______  ______

         Total expenses                264      201       116      35
                                     ______   ______    ______  ______

     Income (loss) before
       income taxes                   (256)    (145)     (114)     12

     Income taxes                       --       --        --      --
                                     ______   ______    ______  ______

     Net income (loss)              $ (256)  $ (145)   $ (114)  $  12
                                     ______   ______    ______  ______



     Net income (loss) per share:   $ (.03)  $ (.02)   $ (.01)  $  --
                                     ______   ______    ______  _____



     See accompanying notes to financial statements.


                                                          Page 5 of 15

                        COMFED BANCORP, INC.
                      Statements of Cash Flow
                            (Unaudited)

                                              Nine Months Ended
                                                December 31,
(In Thousands)                                1993        1992
___________________________________________________________________

Cash flows from operating activities:
 Net loss                                  $  (256)       (145)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Amortization of discounts on
       investment securities                    (7)        (11)
     Decrease in prepaid expenses               --          51
     Increase (decrease) in accrued expenses    12         (10)
                                             ______      ______

       Net cash used in operating             (251)       (115)
          activities                         ______      ______

Cash flows from investing activities:
 Purchase of investment securities            (894)     (1,290)
 Maturities of investment securities         1,100       1,400
                                             ______      ______

       Net cash provided by investing          206         110
          activities                         ______      ______

       Net decrease in cash                    (45)         (5)


Cash at beginning of period                     53          93
                                             ______      ______


Cash at end of period                      $     8          88
                                             ______      ______



See accompanying notes to financial statements.
                                                       Page 6 of 16


                              COMFED BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1993 and 1992


(1)  Corporate Status

      (a)  Continuing Operations

      COMFED BANCORP, INC. ("COMFED" or the "Company") is a former savings and loan holding company which until July 13, 1993 was registered with the Office of Thrift Supervision ("OTS"). COMFED conducts no material operations of its own. Up to December 14, 1990 it was the parent company of ComFed Savings Bank (the "Bank") and its subsidiaries. At December 31, 1993, COMFED had no operating subsidiaries.

      (b)  Discontinued Operations

      On December 14, 1990, the Office of Thrift Supervision ("OTS") placed the Bank into conservatorship and appointed the Resolution Trust Corporation ("RTC") as conservator of the Bank. On February 1, 1991, the OTS appointed the RTC as receiver of ComFed Savings Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. The RTC has sold most major components of the Bank to third parties.

      Since December 14, 1990, the Company has not had control or authority over the disposition of the Bank's remaining assets or the resolution of claims against the Bank.

      Accordingly, the financial statements of COMFED have reflected the Bank as a discontinued operation since December 1990. COMFED stopped recording its share of losses incurred by its bank subsidiary effective November 30, 1990, the last fiscal month in which the Bank's operations were controlled by the Company. Since the recorded liabilities of the Bank exceeded its recorded assets by approximately $36 million at November 30, 1990, the Company did not realize any value from its investment in the Bank from the above dispositions. It is not known whether the liquidation of the Bank by the RTC will result in any claims by the RTC against COMFED.

(2)  Accounting Principles

      The financial statements included herein reflect the accounts of COMFED BANCORP, INC. The financial statements are not presented on a consolidated basis because of the discontinued operations of its former subsidiaries.

      The unaudited interim financial statements of COMFED BANCORP, INC. presented herein should be read in conjunction with the unaudited financial statements of COMFED BANCORP, INC. for the fiscal year ended March 31, 1993.

      The financial information at December 31, 1993 and the results of operations and changes in cash flow for the periods presented herein are unaudited, and in the opinion of management reflect all the adjustments (which consist solely of normal recurring accruals) necessary for a fair representation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and thereby be required to realize its assets and discharge its liabilities and commitments at amounts different from those in the financial statements. As the Company does not expect to be profitable in the future and does not plan to engage in any new business activities, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.

(3)  Commitments and Contingencies

      See Part II, Item 1, "Legal Proceedings", for a discussion of certain claims that ComFed is or may be subject to.


PART I.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

      On December 14, 1990, the OTS placed the Company's only direct operating subsidiary, ComFed Savings Bank, into conservatorship and appointed the RTC as conservator. The effect of this action was to remove management control of the Bank and the Bank's operating activities from the Company. Subsequently, on February 1, 1991, the OTS appointed the RTC as receiver of the Bank. Finally, on September 13, 1991, the Bank ceased functioning as a financial institution.

      The financial statements of COMFED have reflected the Bank as a discontinued operation since December 1990. COMFED stopped recording its shares of losses incurred by its bank subsidiary effective November 30, 1990, the last fiscal month the Company exercised control over the Bank's operations.

      The Company does not have sufficient remaining capital to engage in significant income producing activities nor does the Board of Directors believe that additional capital could be raised to support such activities. An investment in the Company at this time would be inhibited by the possibility that the RTC, as receiver of the Bank, or some other person, might make a claim against the Company. The receivers of other insolvent institutions have made claims against the holding companies of such institutions on a variety of grounds. While the Company is not aware of any material pending or threatened claims, other than as described in Part II, Item 1, "Legal Proceedings", no assurance can be given that such a claim will not be made.

      In view of the foregoing, and the general risks associated with generating or acquiring an income-producing business, the Company's Board of Directors does not believe that it would be possible to attract additional investment capital for that purpose.

      The remaining assets of the Company at December 31, 1993 consist primarily of cash and U.S. Treasury securities aggregating approximately $208,000. It is expected that these remaining assets will be utilized to satisfy creditor claims, defend litigation, and dissolve the Company. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is remote. The expected outcome is a complete loss of stockholders' equity in the Company.

      COMFED does not have any recoverable income taxes paid in prior years, to which its current loss may be carried back. As a result, COMFED will not be able to provide any tax benefit on its currently incurred losses unless it generates taxable income in future periods. If COMFED has taxable income in future periods, it would have to provide for taxes at the applicable Federal and State tax rates, subject to any loss carryforward which may be available.

      It is not expected that COMFED will have taxable income, prospectively, since it does not have any significant income producing activities.

      The operating losses of ComFed Savings Bank are not available to COMFED for tax purposes due to restrictions outlined in the Internal Revenue Code regarding a change in ownership control such as the receivership proceedings of the Bank.

Results of Operations:

      The financial activity of the Company has been minimal since the date of the Bank's conservatorship in December 1990.

      The Company receives interest from interest-bearing cash accounts and investment in short-term U.S. Treasury securities. Interest income is expected to decline as invested assets are reduced to fund Company expenses and other obligations.

      Operating expenses consist primarily of legal fees incurred in conjunction with litigation and other corporate matters, and consulting and other fees paid for the management of the Company's affairs.

      The Company and its director and officer liability insurance carrier executed an agreement in April 1993 whereby a substantial portion of the defense costs previously being advanced by the Company in connection with the Wechsler claim against the company and certain of its former directors and officers is now subject to advancement by the insurance carrier. (See Part II, Item 1, "Legal Proceedings").

      During the previous fiscal year, the Company received other income during the three month period ending December 31, 1992, representing a refund of a liability insurance premium paid during fiscal 1991. In January 1994, the

Company received a return of a credit balance totalling approximately $9,000 from its former health plan provider. Management does not anticipate any additional future income from these or similar sources. However, the Company may obtain partial reimbursement from the directors and officers liability insurance carrier for a portion of its legal expenses incurred in connection with the Wechsler litigation.

      In light of the substantial uncertainties associated with the RTC taking possession of the Bank, the Company cannot predict the amount of liabilities, if any, which may have to be discharged by COMFED.

      The Company does not expect to be profitable in the future due to its limited financial resources and does not plan to engage in any new business activities. In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part II, Item 1, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Board of Directors believes that the likelihood is remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

      As discussed in note 1 to the financial statements, on December 14, 1990, the Company's wholly-owned subsidiary, ComFed Savings Bank, was placed into conservatorship by the OTS, with the RTC appointed as conservator. On February 1, 1991, the OTS appointed the RTC as receiver for the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Accordingly, there are uncertainties associated with matters involving the Company and the RTC. The Company is unable to predict the ultimate outcome of these matters.

      The Company and certain current or former officers and directors of the Company and its subsidiaries are defendants in an action captioned S.D. Wechsler, et al. v. ComFed Bancorp, Inc., et al. that was commenced on October 4, 1989 in the United States District Court for the District of Massachusetts. The plaintiffs' complaint alleges that the Company made certain false and misleading statements and omitted to disclose certain material information that allegedly had the effect of artificially inflating the market price of the Company's common stock. The action, as amended, purports to be brought on behalf of a class of purchasers of common stock during the period July 30, 1986 through June 29, 1989. Damages in an unspecified amount are sought for the class of purchasers of common stock during the class period.

      After commencement of the Wechsler action, the parties engaged in preliminary motion practice, none of which was ruled on prior to the conservatorship of the Bank. Subsequently, after a conference held on

April 25, 1991, the Court ordered that the parties submit a joint statement of the insurance coverage issues material to a resolution of the suit and that there be a further conference at which the directors and officers liability insurance policy carrier and the RTC would be invited to participate. The Court further ordered that the plaintiffs could proceed with discovery by way of certain document production from the Company's independent accountants, but that no discovery could be noticed or taken from the defendants prior to further order of the Court or agreement of the parties. The RTC thereafter indicated in a submission that it intended to make a claim against the directors and officers liability insurance policy for the period December 20, 1989 through December 20, 1990. The directors and officers liability insurance carrier has taken the position in its written submissions that the RTC has no claim to any insurance proceeds under the policy due to various exclusions stated in the policy.

      At a conference held on September 26, 1991, the Court requested that the parties in the Wechsler action, the RTC and the insurance carrier engage in discussions to explore a global settlement of the Wechsler claims and prospective RTC claims. The insurance carrier elected not to participate in such discussions based on various coverage issues it raised. As a result, the requested settlement discussions did not occur and the plaintiffs moved to terminate the existing stay of discovery. By order dated April 21, 1993, the Court granted the Wechsler plaintiffs' motion to terminate the stay.

      On June 4, 1993, plaintiffs filed their newly amended complaint. Among other things, the new complaint adds certain plaintiffs and defendants, drops certain other defendants and adds certain claims relating to alleged false and misleading statements concerning the Bank's construction lending practices and the alleged failure of the Company to disclose alleged misconduct on the part of certain officers and loan originators of ComFed Mortgage Co., Inc. The Company and the individual defendants filed motions to dismiss the amended complaint on July 16, 1993. The Magistrate to whom the motions were delegated by the Court heard argument on the motions to dismiss on September 22, 1993, but has not yet issued a recommended decision.

      In November 1993, plaintiffs filed a motion to certify the action as a class action. Defendants are preparing a partial opposition to the motion. The parties are now engaged in discovery. The current cutoff date for fact discovery is May 13, 1994, and the current cutoff date for expert discovery is August 5, 1994.

      On or about March 5, 1992, the insurance carrier commenced a declaratory judgment action in the United States District Court for the District of Massachusetts entitled American Casualty Company of Reading, PA. v. Resolution Trust Corporation, et al., (the "Insurance Coverage Litigation"). The complaint names as defendants the RTC and all of those individuals who had been named in November 1990 as defendants in the proposed amended complaint in the Wechsler action. The carrier alleges that various policy exclusions and conditions bar policy coverage (i) for any claim that may be asserted by the RTC against ComFed's officers or directors and (ii) for the claims asserted in the Wechsler action. The complaint seeks a declaratory judgment to that effect.

      On June 16, 1992, the Company, with the assent of the carrier, moved to intervene as a defendant in the Insurance Coverage Litigation. The Court allowed the Company's Motion to Intervene. The Company filed an answer denying the material allegations of the complaint and requesting a judicial declaration that the Company is entitled to reimbursement under the pertinent insurance policy for losses incurred in connection with the claims that have been or may be asserted by the RTC or the Wechsler plaintiffs. The individual defendants have filed similar answers. The Wechsler plaintiffs also filed a motion to intervene as defendants, which motion has been allowed. The RTC has also filed an answer and counterclaims seeking to establish coverage for any claims that it may assert against officers or directors of the Company.

      On January 22, 1993, the Wechsler plaintiffs moved for judgment on the pleadings determining that the claims asserted in the Wechsler action are covered by the pertinent policy. The Company filed a memorandum in support of the Wechsler plaintiffs' motion. On February 19, 1993, the RTC filed a motion for partial summary judgment seeking similar relief. The Company joined in that motion. Both motions were opposed by the carrier. In addition, on March 19, 1993, the carrier filed a cross-motion seeking summary judgment declaring that there is no coverage with respect to either the Wechsler claims or any claims that may be brought by the RTC. The Company and the RTC opposed the carrier's cross-motion.

      On October 19, 1993, the Magistrate to whom the motions were delegated by the Court issued a recommended decision (i) granting the carrier's cross-motion only to the extent that it seeks a declaration that there is no coverage with respect to claims that may be brought by the RTC; (ii) granting the RTC's motion for partial summary judgment and the motion for judgment on the pleadings, joined in by the Company, to the extent that he held that none of the arguments advanced by the carrier to date forms a basis for denying coverage with respect to the Wechsler claims; and (iii) denying the carrier's motion for summary judgment to the extent that it sought a declaration that the carrier has no obligation to provide coverage with respect to the Wechsler claims. On November 3, 1993, the carrier filed objections to the recommended decision, and the Company filed a response to those objections.

      The Company and the insurance carrier have executed an agreement whereby, pending resolution of the Insurance Coverage Litigation, the carrier will advance a substantial percentage of the defense costs of the individual defendants in the Wechsler action that were previously being advanced by the Company.

      Unless a settlement of the Wechsler action is successfully negotiated, the Company intends to vigorously defend the case.

      The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December

1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The Company is not aware of any claims asserted against it by the RTC.

      In 1988, in order for the Company to obtain approval from the Federal Savings and Loan Insurance Corporation ("FSLIC") to function as the holding company of the Bank, the Company was required to enter into a Regulatory Capital Maintenance/Dividend Agreement (the "Agreement") with the FSLIC dated April 1, 1988. The Agreement provided, among other things, that the Company would be required to advance sufficient additional capital into the Bank to effect compliance with regulatory capital requirements, if necessary. When the Bank was placed into conservatorship by the OTS in December 1990, the Bank did not meet regulatory capital requirements and the Company did not have sufficient financial resources to advance additional capital into the Bank and thereby meet those capital requirements. As a result, either federal regulators or the Bank's receiver could seek to initiate administrative or judicial proceedings against the Company for non-compliance with the Agreement. If taken, such action could possibly include specific performance. To date, the Company is not aware that any such action is contemplated. In December 1992, the Company requested that it be de-registered as a thrift holding company subject to regulation by the OTS. The OTS approved the Company's de-registration request, effective July 13, 1993.

      In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation was being undertaken. Subsequently, the Company learned that the SEC had entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not yet know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

      The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also consisting of Messrs. Maher and Schwarz, to consider requests for indemnification and advancement of legal expenses on behalf of current and former directors and officers of the Company arising from the various legal proceedings which they or the Company may be subject to. The Company is presently advancing certain legal expenses on behalf of certain current and former directors and officers arising from the legal proceedings discussed in this Item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  (1)  Exhibit 11.1 - Computation of Primary and Fully
Diluted Earnings Per Share (page 14).

      (b) No reports on Form 8-K were filed during the three month period ended December 31, 1993.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned on behalf of the registrant and in the capacity indicated.

                              COMFED BANCORP, INC.


February 14, 1994             /s/Jack C. Zoeller

                              ____________________________________
                              Jack C. Zoeller, President and Chief
                              Executive  Officer (Principal Financial
                              and Accounting Officer)

                                                       Exhibit 11.1

                             COMFED BANCORP, INC.

       Computation of Primary and Fully Diluted Earnings Per Share (1)

                                  Nine Months              Three Months
(In Thousands, Except)               Ended                    Ended
 Per Share Amounts)               December 31,             December 31,
                                1993        1992         1993        1992
_________________________________________________________________________

Net income (loss)          $    (256)       (145)        (114)         12
                           _________   _________    _________   _________

Primary:
  Shares:
    Weighted-average
      number of common
      shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
    Dilutive effect of
      outstanding stock
      options                  --          --           --          --
                           _________   _________    _________   _________

    Weighted-average
      number of common
      and common
      equivalent shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
                           _________   _________    _________   _________


Net income (loss)
  per share                $   (0.03)      (0.02)       (0.01)      --
                           _________   _________    _________   _________


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K