Form 10-K
period 1994-03-31
COMFED BANCORP INC
filed 1994-06-29
CIK 825393

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED MARCH 31, 1994     COMMISSION FILE NUMBER 1-9909


                               COMFED BANCORP, INC.
             ------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                     04-2985738
- - -------------------------------                      -------------------
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                     Identification No.)

124 Mt. Auburn St., Suite 200, Cambridge, Massachusetts        02138
- - ------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:  617-576-5704

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, $.01 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such a period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                  ---     ---

The aggregate market value of the voting stock held by the non-affiliates of the Registrant as of May 31, 1994 was $0.

At March 31, 1994, there were 8,358,024 shares of common stock $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                       None
PART I

Item 1.    Business

     General

     COMFED BANCORP, INC. ("COMFED" or the "Company") is a general business corporation which was incorporated under the laws of the State of Delaware in October 1987. The Company was formerly registered with the Office of Thrift Supervision ("OTS") as a non-diversified, unitary savings and loan holding company. Through December 14, 1990, the Company conducted its business principally through its only direct operating subsidiary, COMFED Savings Bank (the "Bank"). Since December 1990 the Company has had no operating subsidiaries.

     The Company was organized for the purpose of becoming the savings and loan holding company of the Bank. Following receipt of stockholder and regulatory approvals, the Company's formation was completed on April 1, 1988, when the Company acquired all of the outstanding common stock of the Bank in exchange for shares of common stock of the Company.

     The Bank was a federally chartered stock savings bank which operated retail offices in northeastern, central and western Massachusetts and in central and southern Connecticut. The Bank's corporate headquarters were located in Lowell, Massachusetts and its primary market area was New England.

     On July 13, 1993, the Company's request to be de-registered as a savings and loan holding company was approved by the OTS.

     Substantial losses incurred by the Company's principal subsidiary, the Bank, had a significant negative impact on the financial condition of the Company. For the eight month period ended November 30, 1990 (unaudited) and for the previous fiscal year ended March 31, 1990, the Bank recorded net losses of $72,170,000 and $48,019,000, respectively. As a result, COMFED and the Bank failed to meet certain regulatory capital requirements. Because of its insufficient capital position, on December 14, 1990 the Bank was placed into conservatorship by the OTS, with the Resolution Trust Corporation ("RTC") appointed as conservator. On February 1, 1991, the OTS appointed the RTC as receiver of the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

     Since December 14, 1990, the Company has not had control or authority over the disposition of the Bank's remaining assets or the resolution of claims against the Bank.

     At March 31, 1994, the Company's assets consisted primarily of $199,000 in cash and U.S. Treasury securities. It is expected that these remaining assets will be utilized to satisfy creditor claims, defend litigation, and dissolve the Company. Accordingly, the likelihood of these remaining assets or the proceeds thereof being available for distribution to stockholders is

                                     - 2 -


remote. The expected outcome is a complete loss of stockholders' equity in the Company.

     The Company does not have sufficient capital to engage in significant income producing activities nor does the Board of Directors believe that additional capital could be raised to support such activities. An investment in the Company at this time would be inhibited by the possibility that the RTC, as receiver of the Bank, or some other person, might make a claim against the Company. The receivers of other insolvent institutions have made claims against the holding companies of such institutions on a variety of grounds. While the Company is not aware of any material pending or threatened claim, other than as described in Item 3, "Legal Proceedings", no assurance can be given that such a claim will not be made against the Company.

     The Company does not expect to be profitable in the future due to its limited financial resources, and does not plan to engage in any new business activities. In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part I, Item 3, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Board of Directors believes that the likelihood is remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

     Employees

     As of March 31, 1994, the Company had no employees. The Company has entered into a consulting contract with Jack C. Zoeller, Chairman of the Board, President and Chief Executive Officer of the Company, for the purposes of managing the business affairs of the Company. This contract is subject to termination by Mr. Zoeller upon ten days written notice and by the Company upon five business days written notice.

     Effective January 1, 1992, John C. Hartnett was elected Treasurer and Secretary of the Company. Mr. Hartnett serves as Chairman of the Indemnification Committee of the Board of Directors and provides consulting services to the Company on an hourly basis from time to time.

     Since the Company has no significant operating activities and is positioning itself for dissolution, continuity of management is uncertain.

Item 2.    Properties

     As of March 31, 1994, the Company's leased corporate offices were located at 124 Mount Auburn Street, Suite 200, Cambridge, Massachusetts 02138. There are no other offices owned or leased by the Company.

Item 3.    Legal Proceedings

     As discussed in note 1 to the financial statements, on December 14, 1990, the Company's wholly-owned subsidiary, ComFed Savings Bank, was placed into conservatorship by the OTS, with the RTC appointed as conservator. On February 1, 1991, the OTS appointed the RTC as receiver for the Bank. On September 13, 1991, Bank ceased functioning as a financial institution. Accordingly, there are uncertainties associated with matters involving the Company and the RTC. The Company is unable to predict the ultimate outcome of these matters.

     The Company and certain current or former officers and directors of the Company and its subsidiaries are defendants in an action captioned "S.D. Wechsler, et al v. COMFED Bancorp, Inc., et al" that was commenced on October 4, 1989, in the United States District Court for the District of Massachusetts. The plaintiffs' complaint alleges that the Company made certain false and misleading statements and omitted to disclose certain material information that allegedly had the effect of artificially inflating the market price of the Company's common stock. The action, as amended, purports to be brought on behalf of a class of purchasers of common stock during the period July 30, 1986 through June 29, 1989. Damages in an unspecified amount are sought for the class of purchasers of common stock during the class period.

     After commencement of the Wechsler action, the parties engaged in preliminary motion practice, none of which was ruled on prior to the conservatorship of the Bank. Subsequently, after a conference held on April 25, 1991, the Court ordered that the parties submit a joint statement of the insurance coverage issues material to a resolution of the suit and that there be a further conference at which the directors and officers liability insurance policy carrier and the RTC would be invited to participate. The Court further ordered that the plaintiffs could proceed with discovery by way of certain document production from the Company's independent accountants, but that no discovery shall be noticed or taken from the defendants prior to further order of the Court or agreement of the parties. The RTC thereafter indicated in a submission that it intended to make a claim against the directors and officers liability insurance policy for the period December 20, 1989 through December 20, 1990. The directors and officers liability insurance carrier has taken the position in its written submissions that the RTC has no claim to any insurance proceeds under the policy due to various exclusions stated in the policy.

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

     On June 4, 1993, plaintiffs filed their newly amended complaint. Among other things, the new complaint adds certain plaintiffs and defendants, drops certain other defendants and adds certain claims relating to alleged false and misleading statements concerning the Bank's construction lending practices and the alleged failure of the Company to disclose alleged misconduct on the part of certain officers and loan originators of ComFed Mortgage Co., Inc. The Company and the individual defendants filed motions to dismiss the amended complaint on July 16, 1993. The Magistrate to whom the motions were delegated by the Court issued a recommended decision on February 28, 1994, concluding that the Amended Complaint should be dismissed in its entirety with prejudice. The Magistrate held that the Amended Complaint failed to plead fraud with particularity as to any defendant. On March 11, 1994, the plaintiffs filed objections to the recommended decision, and the Company and the individual defendants filed a response to those objections.

     In November 1993, the plaintiffs filed a motion to certify the action as a class action. Defendants have filed a partial opposition to the motion. The Company does not anticipate a ruling on that motion or further significant activity in the case until the Court has ruled on plaintiff's objections to the recommended decision. However, since the issuance of the recommended decision, plaintiffs have given notice as to certain proposed depositions and have indicated their intention to seek leave to file a further amended complaint, notwithstanding the Magistrate's recommendation that plaintiffs be denied leave to amend their complaint again. Defendants have opposed plaintiffs' efforts to take any discovery or to take any steps toward amending their complaint until the Court rules on plaintiffs' objections to the recommended decision.

     On or about March 5, 1992, the insurance carrier commenced a declaratory judgment action in the United States District Court for the District of Massachusetts entitled "American Casualty Company of Reading, PA. v. Resolution Trust Corporation, et al" (the "Insurance Coverage Litigation"). The complaint names as defendants the RTC and all of those individuals who had been named in November 1990 as defendants in a proposed amended complaint in the Wechsler action. The carrier alleges that various policy exclusions and conditions bar policy coverage (i) for any claim that may be asserted by the RTC against ComFed's officers or directors and (ii) for the claims asserted in the Wechsler action. The complaint seeks a declaratory judgment to that effect.

     On June 16, 1992, the Company, with the assent of the carrier, moved to intervene as a defendant in the Insurance Coverage Litigation. The Court allowed the Company's Motion to Intervene. The Company filed an answer denying the material allegations of the complaint and requesting a judicial declaration that the Company is entitled to reimbursement under the pertinent insurance policy for losses incurred in connection with the claims that have been or may be asserted by the RTC or the Wechsler plaintiffs. The individual defendants have filed similar answers. The Wechsler plaintiffs also filed a motion to intervene as defendants, which motion has been allowed. The RTC has also filed an answer and counterclaims seeking to establish coverage for any claims that it may assert against ComFed officers or directors of the Company.

     On January 22, 1993, the Wechsler plaintiffs moved for judgment on the pleadings determining that the claims asserted in the Wechsler action are covered by the pertinent policy. The Company filed a memorandum in support of the Wechsler plaintiffs' motion. On February 19, 1993, the RTC filed a motion for partial summary judgment seeking similar relief. The Company joined in that motion. Both motions have been opposed by the carrier. In addition, on March 19, 1993, the carrier filed a cross-motion seeking summary judgment declaring that there is no coverage with respect to either the Wechsler claims or any claims that may be brought by the RTC. The Company and the RTC have opposed the carrier's cross-motion.

     On October 19, 1993, the Magistrate to whom the motions were delegated by the Court issued a recommended decision (i) granting the carrier's cross-motion only to the extent that it seeks a declaration that there is no coverage with respect to claims that may be brought by the RTC; (ii) granting the RTC's motion for partial summary judgment and the motion for judgment on the pleadings, joined in by the Company, to the extent that he held that none of the arguments advanced by the carrier to date forms a basis for denying coverage with respect to the Wechsler claims; and (iii) denying the carrier's motion for summary judgment to the extent that it sought a declaration that the carrier has no obligations to provide coverage with respect to the Wechsler claims. On November 3, 1993, the carrier filed objections to the recommended decision, and the Company filed a response to those objections.

     The Company and the insurance carrier executed an agreement in April 1993 whereby, pending resolution of the Insurance Coverage Litigation, the carrier began to advance a substantial percentage of the defense costs of the individual defendants in the Wechsler action that were previously being advanced by the Company. Subsequently, in June 1994, the carrier indicated that it would begin to advance 100% of the allowable defense costs in the Wechsler action, effective immediately.

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

     In 1988, in order for the Company to obtain approval from the Federal Savings and Loan Insurance Corporation ("FSLIC") to function as the holding company of the Bank, the Company was required to enter into a Regulatory Capital Maintenance/Dividend Agreement (the "Agreement") with the FSLIC dated April 1, 1988. The Agreement provided, among other things, that the Company would be required to advance sufficient additional capital into the Bank to effect compliance with regulatory capital requirements, if necessary. When the Bank was placed into conservatorship by the OTS in December, 1990, the Bank did not meet regulatory capital requirements and the Company did not have sufficient financial resources to advance additional capital into the Bank and thereby meet those capital requirements. As a result, either federal regulators or the Bank's receiver could seek to initiate administrative or judicial proceedings against the Company for non-compliance with the Agreement. If taken, such action could possibly include specific performance. To date, the Company is not aware that any such action is contemplated. In December 1992, the Company requested that it be de-registered as a thrift holding company subject to regulation by the OTS. The OTS approved the Company's de-registration request, effective July 13, 1993.

     In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation is being undertaken. Subsequently, the Company learned that the SEC has entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not yet know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

     The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also consisting of Messrs. Maher and Schwarz, to consider requests for indemnification and advancement of legal expenses on behalf of current and former directors and officers of the Company arising from various legal proceedings which they or the Company may be subject to. The Company is presently advancing certain legal expenses on behalf of certain current and former directors and officers arising from the legal proceedings discussed in this Item.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters have been submitted to a vote of the Company's security holders since its 1990 Annual Meeting of Stockholders.

PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholders
           Matters

     The Company's common stock was formerly traded on the American Stock Exchange ("Amex") under the symbol "CFK". The Company was notified by Amex on December 21, 1990, that Amex had filed an application with the Securities and Exchange Commission to remove COMFED's common stock from listing and registration on Amex. Effective at the opening of trading on January 16, 1991, the Company's stock was delisted. Based on the previously described status of the Company, no active market has since existed for the stock.

     A table setting forth the quarterly high and low sales prices for the Company's common stock for the two-year period ended March 31, 1994 has been omitted since no active market for the stock has existed during such period.

     As of June 17, 1994, the Company had approximately 1,199 stockholders of record.

     The Company did not pay a dividend in fiscal 1994 or 1993. As discussed in the notes to the financial statements, there are significant uncertainties and substantial doubts associated with the Company's ability to continue as a going concern. Accordingly, the Company does not anticipate paying dividends in the future.

Item 6.  Selected Financial Data

                                       Years ended March 31,
                        -----------------------------------------------------
                           1994       1993       1992       1991       1990

                              (In Thousands, Except Per Share Data)

Operating data:

  Total Income          $     18         60        171         77        223

  Operating expenses         321        240        319        426         56
                        ---------  ---------  ---------  ---------  ---------

   Income (loss) before
   income taxes and loss
   on discontinued
   operations               (303)      (180)      (148)      (349)       167

  Income tax expense          -          -          -          -          -
                        ---------  ---------  ---------  ---------  ---------

   Income (loss) before
   loss from discontinued
   operations               (303)      (180)      (148)      (349)       167

   Loss from discontinued
   operations, net of
   income tax expense         -          -          -     (35,879)   (48,019)
                        ---------  ---------  ---------  ---------  ---------

     Net loss           $   (303)      (180)      (148)   (36,228)   (47,852)
                        =========  =========  =========  =========  =========

  Income (loss)
  per share:

   Income (loss)
   from continuing
   operations           $   (.04)      (.02)      (.02)      (.04)       .02

   Loss from discontinued
   operations                 -          -          -       (4.29)     (5.75)
                        ---------  ---------  ---------  ---------  ---------
   Net loss
   per share            $   (.04)      (.02)      (.02)     (4.33)     (5.73)
                        =========  =========  =========  =========  =========

Weighted average
shares outstanding      8,358,024  8,358,024  8,358,024  8,358,024  8,358,024
                        =========  =========  =========  =========  =========

                                            At March 31,
                        -----------------------------------------------------
                              1994      1993       1992       1991       1990

                                          (In Thousands)


Balance Sheet Data:

  Investment in
  bank subsidiary       $     -          -          -          -      35,879


  Total assets          $    199        452        642        935     37,080

  Total stockholders'
  equity                $    144        447        627        775     37,003

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     On December 14, 1990, the OTS placed the Company's only direct operating subsidiary, ComFed Savings Bank, into conservatorship and appointed the RTC as conservator. The effect of this action was to remove management control of the Bank and the Bank's operating activities from the Company. Subsequently, on February 1, 1991, the OTS appointed the RTC as receiver of the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

     The financial statements of COMFED have reflected the Bank as a discontinued operation since December 1990. COMFED stopped recording its share of losses incurred by its bank subsidiary effective November 30, 1990, the last fiscal month the Company exercised control over the Bank's operations.

     The Company does not have sufficient capital to engage in significant income producing activities nor does the Board of Directors believe that additional capital could be raised to support such activities. An investment in the Company at this time would be inhibited by the possibility that the RTC, as receiver of the Bank, or some other person, might make a claim against the Company. The receivers of other insolvent institutions have made claims against the holding companies of such institutions on a variety of grounds. While the Company is not aware of any material pending or threatened claims, other than as described in Part I, Item 3, "Legal Proceedings", no assurance can be given that such a claim will not be made.

     In view of the foregoing, and the general risks associated with generating or acquiring an income-producing business, the Company's Board of Directors does not believe that it would be possible to attract additional investment capital for that purpose.

     The remaining assets of the Company at March 31, 1994, consist primarily of cash and U.S. Treasury securities aggregating approximately $199,000. It is expected that these remaining assets will be utilized to satisfy creditor claims, defend litigation and dissolve the Company. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is remote. The expected outcome is a complete loss of stockholders' equity in the Company.

     COMFED does not have any recoverable income taxes paid in prior years, to which current losses may be carried back. As a result, COMFED will not receive any tax benefit from its currently incurred losses unless it generates taxable income in future periods. If COMFED has taxable income in future periods, it would have to provide for taxes at the applicable Federal and State tax rates, subject to any loss carryforward which may be available.

     It is not expected that COMFED will have taxable income in future periods, since it does not have any significant income producing activities.

     The operating losses of ComFed Savings Bank are not available to COMFED for tax purposes due to restrictions outlined in the Internal Revenue Code regarding a change in ownership control such as the receivership proceedings of the Bank.

     The Company does not expect to be profitable in the future due to its limited financial resources, and does not plan to engage in any new business activities. In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part I, Item 3, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Board of Directors believes that the likelihood is remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

RESULTS OF OPERATIONS

     Because the Bank was the Company's only direct operating entity, the financial activity of the Company has been minimal since the date of the Bank's conservatorship in December 1990.

     The Company receives interest income from interest-bearing cash accounts and investment in short-term U.S. Treasury securities. Interest income is expected to decline as invested assets are reduced to fund Company expenses and other obligations.

    Other income for the fiscal year ended March 31, 1994 represented the return of a credit balance totalling approximately $9,000 from its former health plan provider. Other income for the fiscal year ended March 31, 1993 represented a nonrecurring refund of liability insurance premiums paid in fiscal 1991. Management does not anticipate any material additional insurance premium or similar refunds in the future. However, the Company may obtain partial reimbursement from the directors and officers liability insurance carrier for a portion of its legal expenses incurred in connection with the Wechsler action referred to in Part I, Item 3, "Legal Proceedings".

     Operating expenses for the fiscal year ended March 31, 1994 consisted primarily of legal fees incurred in conjunction with litigation (including the advancement of certain legal fees on behalf of certain current and former directors and officers of the Company arising from the legal proceedings discussed in Part I, Item 3) and other regulatory and corporate matters, and consulting and other fees paid for the management of the Company's affairs.

     The Company and its directors and officer liability insurance carrier executed an agreement in April 1993 whereby a substantial portion of the defense costs previously being advanced by the Company in connection with the Wechsler claim against the Company and certain of its former directors and officers has been subject to advancement by the insurance carrier. (See
Part I, Item 3, "Legal Proceedings"). In June 1994, the insurance carrier indicated that it would begin to advance 100% of the allowable defense costs in the Wechsler action, effective immediately.

     Historically, COMFED did not conduct substantial operations of its own and relied on interest income to fund its limited operations. Additionally, prior to December 14, 1990, the Bank funded most of the Company's operating expenses. In light of the substantial uncertainties associated with the RTC taking possession of the Bank, the Company cannot predict the amount of liabilities, if any, which may have to be discharged by COMFED.

     The Company does not expect to be profitable in the future due to its limited financial resources, and does not plan to engage in any new business activities. Accordingly, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.

COMMITMENTS AND CONTINGENCIES

     As described in Part I, Item 3, "Legal Proceedings", and notes 1 and 7 to the Company's financial statements, there are substantial uncertainties associated with matters involving the Company and the RTC. The Company is unable to predict what the ultimate outcome of such matters will be.

     As more fully described in Part I, Item 3, "Legal Proceedings", and note 7 to the Company's financial statements, the Company is a defendant in certain litigation initiated in 1989, which it intends to vigorously defend if a negotiated settlement cannot be achieved, and has intervened in certain other litigation for the purpose of obtaining reimbursement of losses which may be incurred in connection with other claims against ComFed officers or directors.

Item 8.    Financial Statements and Supplementary Data.

     The information required in response to this item is contained on pages F-1 to F-13 of this Form 10-K, and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     There were no changes in accountants or disagreements with accountants on accounting and disclosure matters. Although there was no change in account-ants, the Company has determined that it will not incur the expense of having an audit performed on its financial statements for its fiscal year ended March 31, 1994, based on the advice of counsel and after receipt of written confirma-tion from the Securities and Exchange Commission that it would not take any ac-tion in the event that the Company determined not to include audited financial statements as part of its Form 10-K under the circumstances outlined in the Company's written request. In light of such circumstances, including the Com-pany's lack of operations since December 14, 1990, minimal financial activity, the cessation of trading of the Company's stock, the expectation that the Company's remaining assets will be utilized to satisfy creditor claims, defend litigation, and dissolve the Company, and that the Company's shareholders have been advised to expect a total loss of their equity, the Board has determined that the benefits that might be derived by investors from having audited financial statements are significantly outweighed by the cost of an audit.

PART III.

Item 10.   Directors and Executive Officers of the Registrant at March 31, 1994

                                                                No. of
                                                                Shares
                                                                Owned   Percent
                    Principal Occupa-  Age at  Direc-  Term of  as of      of
                      tion for Past    May 31,  tor    Office  March 31, Common
       Name            Five Years       1994   Since   Expires   1994     Stock
- - ------------------- ----------------- -------- ------ -------- --------  ------

Byrl N. Boyce       Self-employed real    58    1987   1993 (d)    -        -
                    estate appraiser
                    from 1991 to 1994.
                    Previously served as
                    the director of the
                    Center for Real
                    Estate and Urban
                    Economic Studies at
                    the University of
                    Connecticut.

Raymond J. Fontana  Attorney in private   71    1987   1991 (c)  21,992    (a)
                    practice.

John C. Hartnett    President and Chief   50    1990   1993 (c)  30,000    (a)
                    Executive Officer of
                    Quinoil Industries,
                    Inc., a retail oil
                    supplier, since 1992.
                    Director of Barlow
                    MacArthur, Inc., an
                    equipment leasing firm,
                    from 1989 to 1992.
                    Served as a consultant
                    to a bank in formation
                    from 1988 to 1989.

Peter T. Maher      President and Chief   53    1990   1993 (c)   1,000    (a)
                    Executive Officer of
                    The Partnership Group,
                    a human resource con-
                    sulting firm, since
                    1992.  Served as
                    Managing Partner of
                    Deven Associates
                    International, Inc.,
                    a human resource
                    consulting firm,
                    from 1981 to 1992.

                                                               No. of
                                                               Shares
                                                                Owned   Percent
                    Principal Occupa-  Age at  Direc-  Term of  as of      of
                      tion for Past    May 31,  tor    Office  March 31, Common
       Name            Five Years       1994   Since   Expires   1994     Stock
- - ------------------- ----------------- -------- ------ -------- --------  ------

Frederic G. Schwarz Retired since 1990.   68    1989   1992 (c)     500    (a)
                    Served as Treasurer
                    of Seminole Fertilizer
                    Corp. from 1989 to
                    1990.  From 1988 to
                    1989 he was Chief
                    Financial Officer of
                    Ecoban Associates,
                    Limited, a merchant
                    banking firm.

David J. Tierney,   Has served as Presi-  60    1987   1991 (c)  78,200(b) (a)
  Jr.               dent and Treasurer of
                    David J. Tierney, Jr.,
                    Inc., a construction
                    company, since 1959.

Jack C. Zoeller     Chairman of the       45    1988   1992 (c)  22,998    (a)
                    Board, Chief Execu-
                    tive Officer of the
                    Company since 1990.
                    Served as President
                    and Chief Operating
                    Officer of the Bank
                    from January 1990
                    until June 1990 and
                    as President and Chief
                    Executive Officer of
                    the Bank from July
                    1990 to February 1991.
                    From September 1987
                    until January 1990,
                    held various executive
                    positions with the
                    Bank and/or its
                    subsidiaries.

All Directors and Executive Officers as a group (7 persons)     154,690   1.9
- - --------------------
(a)   Less than 1.00%
(b) Includes 50,000 shares of the Company's common stock owned by a corporation of which Mr. Tierney is the principal stockholder.
(c) Messrs. Fontana, Hartnett, Maher, Schwarz, Tierney and Zoeller remain in office as there has been no election of successors.
(d)   Mr. Boyce resigned as a director effective May 24, 1994.

There are no arrangements pursuant to which any director or executive officer was selected and no director or executive officer has any relationship to any other director or executive officer by blood, marriage, or adoption, not more remote than first cousin.


Item 11.   Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth the cash compensation paid for services rendered in all capacities by the Company for the fiscal year ended March 31, 1994 to the Company's chief executive officer.

                                  Annual            Long-Term
        Name and Principal        (Cash)           Compensation
            Positions          Compensation           Awards

      Jack C. Zoeller            $73,500                -
      Consultant,
      Chairman of
      the Board,
      President and
      Chief Executive
      Officer



      Figures for fiscal 1993, 1992 and 1991 omitted as permitted by SEC transition rules.


      Effective February 9, 1991, the Company entered into a consulting contract with Mr. Zoeller for the purpose of managing the business affairs of the Company. The initial contract provided for a consulting fee payable to Mr. Zoeller at a rate of $12,500 per month through May 1991 and, as extended, at a rate of $6,000 per month thereafter.

      Effective January 1, 1992, John C. Hartnett was elected Secretary and Treasurer of the Company. The Board has agreed to compensate Mr. Hartnett at a rate of $125 per hour for work performed on behalf of the Company.

      Non-employee directors are paid a fee of $750 for each meeting attended. Committee meeting fees for non-employee directors are $750 per day, but are not paid if the committee meets on the day of a Board meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 31, 1994 with respect to the ownership of shares of the Company's common stock by each person believed by management to be the beneficial owner of more than five percent of the outstanding common stock. The information is based on the most recent
Schedule 13D or Schedule 13G filed on behalf of such persons and made available to the Company.

                                      Amount And   Percent of
                                      Nature of       Common
   Name and Address of                Beneficial      Stock
   Beneficial Owner                   Ownership    Outstanding

   Lexington Precision Corp.          788,600(a)        9.43
   Blasius Limited Partnership
   L&D Precision Limited Partnership
   Warren Delano, Jr.
   Michael A. Lubin
   630 Third Avenue
   New York, New York  10017

   Spear, Leads & Kellogg             430,400(b)        5.15
   Troster Singer Division
   10 Exchange Place
   Jersey City, NJ  07302



      (a) A Schedule 13D filed by Lexington Precision Corporation, L&D Precision Limited Partnership, Blasius Limited Partnership, Warren Delano, Jr. and Michael A. Lubin dated January 13, 1989 states that 788,600 shares are held by Lexington (formerly Blasius Industries, Inc.) and that L&D Precision Limited Partnership, Blasius Limited Partnership, Warren Delano, Jr. and Michael A. Lubin may be deemed to beneficially own such shares by virtue of their affiliation with Blasius.

      (b) A Schedule 13G was filed by the Troster Singer Division of Spear, Leads & Kellogg, a registered Broker/Dealer under Section 15 of the Securities Exchange Act of 1934, dated February 9, 1993.

      The common stock beneficially owned by the Company's directors and executive officers is set forth in Part III, Item 10 and is incorporated herein by reference.

Item. 13.  Certain Relationships and Related Transactions

      The information called for by this Item appears in Part III, Items 10 and 11 of this Form 10-K, and is incorporated herein by reference.

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following information can be found on the pages of this Form 10-K indicated:

                                                  Page(s)

           Statements of Financial Condition -
             March 31, 1994 and 1993              F - 2

           Statements of Operations - Years
             Ended March 31, 1994, 1993 & 1992    F - 3

           Statements of Stockholder's Equity -
             Years Ended March 31, 1994, 1993
             and 1992                             F - 4

           Statements of Cash Flow - Years
             Ended March 31, 1994, 1993 and 1992  F - 5

           Notes to Financial Statements          F - 6

     (a)(2) Financial Statement Schedules

               Not Applicable

     (a)(3) Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated by reference.

         No.                 Name
        ----                 ----

         3.1      Restated Certificate of Incorporation of COMFED
                  BANCORP, Inc.  (1)

         3.2      Bylaws of COMFED BANCORP, Inc., as amended  (2)

        10.1 Regulatory Capital Maintenance/Dividend Agreement between COMFED BANCORP, Inc. and the Federal Savings and Loan Insurance Corporation dated April 1, 1988 (2)

        11.1      Statement re computation of per share earnings

        22.1      Subsidiaries of the Registrant

     (b) The Registrant has not filed any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

     (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

     (d)  Not applicable.















- - ---------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form 8-B filed April 14, 1988.
(2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1989.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMFED BANCORP, INC.
                                 Registrant


                                 /s/Jack C. Zoeller
                                 Jack C. Zoeller
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                                        June 24, 1994
                                               Date



      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.


/s/Jack C. Zoeller                  June 24, 1994
Jack C. Zoeller                          Date
Chairman of the Board,
President, Chief
Executive Officer and
Director (Principal
Executive, Financial
and Accounting Officer)



/s/Raymond J. Fontana
Raymond J. Fontana (Director)

Dated:       June 24, 1994



/s/John C. Hartnett
John C. Hartnett (Director)

Dated:       June 24, 1994

/s/Peter T. Maher
Peter T. Maher (Director)

Dated:       June 24, 1994



/s/Frederic G. Schwarz
Frederic G. Schwarz (Director)

Dated:       June 23, 1994



/s/David J. Tierney, Jr.
David J. Tierney, Jr. (Director)

Dated:       June 24, 1994

                                   Exhibit 11.1

Computation of Primary and Fully Diluted Earnings Per Share (1)


(Dollars in Thousands,
 Except Per Share Amounts)
                                              Year Ended March 31,
                                         1994          1993          1992
                                      -----------   -----------   -----------
                                      (unaudited)   (unaudited)   (unaudited)

Net Loss                             $     (303)   $     (180)    $     (148)
                                      ==========    ==========    ==========

Primary:
  Shares:
   Weighted-average number of
    common shares outstanding          8,358,024     8,358,024     8,358,024
   Dilutive effect of outstanding
    stock options                            -             -             -
                                      ----------    ----------    ----------

     Weighted-average number of common
     and common equivalent shares
     outstanding                       8,358,024     8,358,024     8,358,024
                                      ==========    ==========    ==========

       Net loss per share             $     (.04)   $     (.02)   $     (.02)
                                      ==========    ==========    ==========

Assuming full dilution:
  Shares:
   Weighted-average number of common
    shares outstanding                 8,358,024     8,358,024     8,358,024
   Dilutive effect of outstanding
    stock options                            -             -             -
                                      ----------    ----------    ----------
     Weighted-average number of common
     shares as adjusted                8,358,024     8,358,024     8,358,024
                                      ==========    ==========    ==========

       Net loss per share             $     (.04)   $     (.02)   $     (.02)
                                      ==========    ==========    ==========


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K.

                                   Exhibit 24.1

                            Subsidiaries of the Company


COMFED SAVINGS BANK   -   See Item I regarding the current status of this
                          former subsidiary.

                               COMFED BANCORP, INC.

                           Index to Financial Statements

         March 31, 1994 (Unaudited), 1993 (Unaudited) and 1992 (Unaudited)


                                                                Page

Financial Statements:

   Statements of Financial Condition
    at March 31, 1994 (unaudited) and 1993 (unaudited)          F - 2

   Statements of Operations for the years
    ended March 31, 1994 (unaudited), 1993 (unaudited)
     and 1992 (unaudited)                                       F - 3

   Statements of Changes in Stockholders'
    Equity for the years ended March 31, 1994 (unaudited),
    1993 (unaudited) and 1992 (unaudited)                       F - 4

   Statements of Cash Flows for the years
    ended March 31, 1994 (unaudited), 1993 (unaudited)
    and 1992 (unaudited)                                        F - 5

   Notes to Financial Statements                                F - 6


As described in Item 9, the Company has determined not to incur the additional expense of providing audited Financial Statements for its fiscal year ended March 31, 1994.

                                COMFED BANCORP, INC.

                         Statements of Financial Condition

                  March 31, 1994 (Unaudited) and 1993 (Unaudited)

(In Thousands)

                                                1994            1993
                                             ---------       ---------
                                            (Unaudited)     (Unaudited)
                   ASSETS

Cash                                         $      99       $      53

Investments (market value of $100 and $399)
  (note 3)                                         100             399
                                             ---------       ---------

                                             $     199       $     452
                                             =========       =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                  $      55       $       5
                                             ---------       ---------

Commitments and contingent liabilities
  (notes 1, 5 and 7)

Stockholders' equity (notes 1, 5, 6 and 7):
  Serial preferred stock; 1,500,000 shares
   authorized, none issued                          -               -
  Common stock, $.01 par value; 20,000,000
   shares authorized:  8,397,258 shares
   issued                                           84              84
  Additional paid-in capital                    16,691          16,691
  Accumulated deficit                          (16,415)        (16,112)
  Treasury stock, at cost; 39,234 shares
   in 1994 and 1993                               (216)           (216)
                                             ---------       ---------
     Total stockholders' equity                    144             447
                                             ---------       ---------

                                             $     199       $     452
                                             =========       =========

See accompanying notes to financial statements.

                                COMFED BANCORP, INC.

                              Statements of Operations

           Years ended March 3l, 1994 (Unaudited), 1993 (Unaudited)
                             and 1992 (Unaudited)




(In Thousands, Except Per Share Data)

                                         1994         1993         1992
                                       -------      -------      -------
                                     (Unaudited)  (Unaudited)  (Unaudited)


Income:

  Interest income                      $    9       $   17       $   33
  Other income (Note 4)                     9           43          138
                                       -------      -------      -------
    Total income                           18           60          171
                                       -------      -------      -------

Expenses:

  Legal                                   222          142          194
  Other Professional Services              73           73          103
  Other                                    26           25           22
                                       -------      -------      -------
    Total expenses:                       321          240          319
                                       -------      -------      -------


      Loss before income taxes           (303)        (180)        (148)


      Income tax expense (note 5)          -            -            -
                                       -------      -------      -------

        Net loss                       $ (303)      $ (180)      $ (148)
                                       =======      =======      =======


        Net loss per share             $ (.04)      $ (.02)      $ (.02)
                                      =======      =======      =======


See accompanying notes to financial statements.

                              COMFED BANCORP, INC.

                  Statements of Changes in Stockholders' Equity

             Years ended March 31, 1994 (Unaudited), 1993 (Unaudited)
                              and 1992 (Unaudited)


(Dollars in Thousands)


                      Outstanding                 Retained               Total
                      Common Stock   Additional   Earnings               Stock-
                    ----------------  Paid-in   (Accumulated  Treasury  holders
                     Shares   Amount  Capital     Deficit)     Stock     Equity
                    --------- ------ ---------- ------------  --------  -------
Balance at
  March 31, 1991    8,358,024   $84    $16,691    $(15,784)    $(216)    $ 775

    Net loss             -       -        -           (148)       -       (148)
                    ---------   ---    -------    ---------    ------    ------


Balance at
  March 31, 1992    8,358,024    84     16,691     (15,932)     (216)      627

    Net Loss             -       -        -           (180)       -       (180)
                    ---------   ---    -------    ---------    ------    ------


Balance at
  March 31, 1993    8,358,024    84     16,691     (16,112)     (216)      447

    Net Loss             -       -        -           (303)       -       (303)
                    ---------   ---    -------    ---------    ------    ------

Balance at
  March 31, 1994    8,358,024   $84    $16,691    $(16,415)    $(216)    $ 144
                    =========   ===    =======    =========    ======    ======


See accompanying notes to financial statements.

                                COMFED BANCORP, INC.

                              Statements of Cash Flows

            Years Ended March 31, 1994 (Unaudited), 1993 (Unaudited)
                                and 1992 (Unaudited)



(In Thousands)
                                              1994        1993        1992
                                            -------     -------     -------
                                          (Unaudited) (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net loss                                  $  (303)    $  (180)    $  (148)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
       Amortization of discounts
         on investment securities                (9)        (14)        (25)
       Decrease in prepaid expenses               -          51          98
       Increase (decrease) in liabilities        50         (10)       (145)
                                            -------     -------     -------
       Net cash used in operating
         activities                            (262)       (153)       (220)
                                            -------     -------     -------

Cash flows from investing activities:
  Purchase of investment securities            (992)     (1,687)     (1,876)
  Maturities of investment securities         1,300       1,800       2,000
                                            -------     -------     -------
       Net cash provided by
         investment activities                  308         113         124
                                            -------     -------     -------

           Net increase (decrease) in cash       46         (40)        (96)


Cash at beginning of year                        53          93         189
                                            -------     -------     -------

Cash at end of year                         $    99     $    53     $    93
                                            =======     =======     =======


See accompanying notes to financial statements

                                COMFED BANCORP, INC.

                           Notes to Financial Statements

                   March 31, 1994 (Unaudited) and 1993 (Unaudited)


(1) Corporate Status

     (a) Continuing Operations

     COMFED BANCORP Inc. ("COMFED" or the "Company") is a former savings and loan holding company which conducts no material operations of its own. Through December 14, 1990, it was the parent company of COMFED Savings Bank and its subsidiaries. Since December 1990 COMFED has had no operating subsidiaries.

     (b) Discontinued Operations

     ComFed Savings Bank (the "Bank") was a federally chartered stock savings bank operating retail offices in Massachusetts and Connecticut. The Bank was subject to regulation by the Office of Thrift Supervision ("OTS") as its chartering authority and also by the Federal Deposit Insurance Corporation.
The Bank was a member of the Federal Home Loan Bank System and was subject to certain provisions of the Federal Reserve Act and certain regulations of the Board of Governors pursuant to provisions of the Federal Deposit Insurance Act.

     As a result of substantial losses recorded by the bank for the eight month period ended November 30, 1990 (unaudited) and for the previous fiscal year ended March 31, 1990, the Bank failed to meet its regulatory capital requirements. On December 14, 1990, the Bank was placed into conservatorship by the OTS, with the Resolution Trust Corporation ("RTC") appointed as conservator and subsequently as receiver of the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

     (c) Significant Uncertainty about Ability of the Company to Continue As a Going Concern

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

     Historically, COMFED has not conducted substantial operations of its own. Its primary purpose was to act as a holding company for the Bank. As a result of the takeover of the Bank, the Company has been left with a nominal net worth and no ongoing business activity. The Company does not intend to pursue

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



raising additional capital under current circumstances. Additionally, the outcome of any uncertainties associated with shareholder litigation and the RTC taking possession of the Bank, including the amount of liabilities, if any, which may ultimately result and may become obligations of COMFED in the normal course of business as a going concern, are unknown.

     The Board of Directors has requested that management position the Company for dissolution. Management anticipates that in conjunction with the Company's dissolution, the expected costs of satisfying creditor claims and defending litigation would likely deplete the Company's limited remaining assets. Accordingly, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.

(2)  Summary of Significant Accounting and Reporting Policies

     (a)  Basis of Presentation

     The accompanying financial statements include the accounts of COMFED BANCORP, INC. The financial statements are not presented on a consolidated basis because of the discontinued operations of its former subsidiaries.

     COMFED BANCORP, INC. was formed as a savings and loan holding company to acquire 100% of the common stock of ComFed Savings Bank. Effective April 1, 1988, the acquisition was completed with all stockholders of ComFed Savings Bank receiving one share of common stock of COMFED BANCORP, INC. in exchange for each share of outstanding ComFed Savings Bank stock. For accounting purposes the acquisition was treated as a pooling of interests.

     (b)  Investments

     Investment securities are carried at cost adjusted for amortization of premium and accretion of discount over the term of the securities, using a method which approximates the effective interest method.

     (c)  Loss Per Share

   The calculation of loss per share is based on the weighted average number of shares and common stock equivalents outstanding during the period. The weighted average number of shares outstanding was 8,358,024 for each of the years ended March 31, 1994, 1993 and 1992, respectively.

(3)  Investments

     At March 31, 1994, the Company held a treasury bill which matured on May 12, 1994. The carrying value and market value of this treasury bill at

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



March 31, 1994 was $100,000. At March 31, 1993, the Company held a treasury bill maturing on May 13, 1993. The carrying value and market value of this treasury bill at March 31, 1993 was $399,000.

(4)  Other Income

     During the year ended March 31, 1994, the Company received a return of a credit balance totalling approximately $9,000 from its former health plan provider. During the year ended March 31, 1993, the Company received nonrecurring refunds of $43,000 for liability insurance premiums which had been paid in fiscal 1991.

(5)  Income Taxes

     Due to the uncertainties resulting from the receivership status of the Bank, several issues remain unanswered regarding income tax matters. Generally, the Company and its former subsidiaries are obligated to file a consolidated federal income tax return for the tax year ended December 31, 1991. The Company has continued to incur net operating losses on a separate basis through March 31, 1994.

     Due to the uncertainties caused by the regulatory takeover of the Bank and the unavailability of the information necessary to prepare the required tax returns, it is not possible to determine if a federal or state tax liability exists for which COMFED might have joint or several liability at March 31, 1994.

     As of December 31, 1990 (the last year for which a consolidated return was filed), consolidated net operating loss carryforwards of approximately $34.7 million for federal income tax purposes were available. These carryforwards of $8.4 million, $0.8 million, $11.3 million, $4.7 million, and $9.5 million expire in 2000, 2001, 2002, 2003, and 2005, respectively.

     Generally, the operating losses of ComFed Savings Bank arenot available to COMFED for tax purposes due to restrictions outlined in the Internal Revenue Code regarding a change in ownership control such as the receivership proceedings of the Bank.

(6)  Employee Stock Options

     COMFED has three stock option plans approved by stockholders. The plans are designated by their year of approval as the "1989 Plan", the "1986 Plan", and the "1983 Plan". Under the Plans, options were granted at not less than the fair market value of the shares at the date of the grant, had a maximum term of no more than 10 years and were exercisable by payment of cash or

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



delivery of common stock of the Company of an equivalent market value at the date of exercise.

     Under the Plans, the number of shares of authorized but unissued common stock reserved is subject to adjustment for increases, if any, in the number of common shares outstanding. The shares reserved under the Plans, as adjusted for stock splits, totalled 1,484,698 at March 31, 1994.

     A summary of activity under the Plans, as adjusted retroactively for stock splits, is as follows:

                              Exercise
                                Price     Number of    Average
                                Range       Shares   Option Price
                              --------    ---------  ------------

Options outstanding at
  March 31, 1991            2.13 - 4.58    332,390       2.14
    Retired                 2.13 - 4.58    332,390       2.14
                            -----------    -------       ----

Options outstanding at
  March 31, 1992                                 0         -
                                           -------       ----

Options outstanding at
  March 31, 1993                                 0         -
                                           -------       ----

Options outstanding at
  March 31, 1994                                 0         -
                                           =======       ====

     During the years ended March 31, 1994 and 1993, there was no grant or exercise of stock options. All previously granted options have been cancelled as a result of the termination of employment of all employees. Based on the prospects for the Company and the lack of an active market for the Company's stock, no option grants are expected in the future.

(7) Commitments and Contingencies

      As discussed in note 1 to the financial statements, on December 14, 1990, the Company's wholly-owned subsidiary, ComFed Savings Bank, was placed into conservatorship by the OTS, with the RTC appointed as conservator. On

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



February 1, 1991, the OTS appointed the RTC as receiver for the Bank. On September 13, 1991, Bank ceased functioning as a financial institution. Accordingly, there are uncertainties associated with matters involving the Company and the RTC. The Company is unable to predict the ultimate outcome of these matters.

      The Company and certain current or former officers and directors of the Company and its subsidiaries are defendants in an action captioned "S.D. Wechsler, et al v. COMFED Bancorp, Inc., et al" that was commenced on October 4, 1989, in the United States District Court for the District of Massachusetts. The plaintiffs' complaint alleges that the Company made certain false and misleading statements and omitted to disclose certain material information that allegedly had the effect of artificially inflating the market price of the Company's common stock. The action, as amended, purports to be brought on behalf of a class of purchasers of common stock during the period July 30, 1986 through June 29, 1989. Damages in an unspecified amount are sought for the class of purchasers of common stock during the class period.

      After commencement of the Wechsler action, the parties engaged in preliminary motion practice, none of which was ruled on prior to the conservatorship of the Bank. Subsequently, after a conference held on April 25, 1991, the Court ordered that the parties submit a joint statement of the insurance coverage issues material to a resolution of the suit and that there be a further conference at which the directors and officers liability insurance policy carrier and the RTC would be invited to participate. The Court further ordered that the plaintiffs could proceed with discovery by way of certain document production from the Company's independent accountants, but that no discovery shall be noticed or taken from the defendants prior to further order of the Court or agreement of the parties. The RTC thereafter indicated in a submission that it intended to make a claim against the directors and officers liability insurance policy for the period December 20, 1989 through December 20, 1990. The directors and officers liability insurance carrier has taken the position in its written submissions that the RTC has no claim to any insurance proceeds under the policy due to various exclusions stated in the policy.

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

      On June 4, 1993, plaintiffs filed their newly amended complaint. Among other things, the new complaint added certain plaintiffs and defendants,

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



dropped certain other defendants and added certain claims relating to alleged false and misleading statements concerning the Bank's construction lending practices and the alleged failure of the Company to disclose alleged misconduct on the part of certain officers and loan originators of ComFed Mortgage Co., Inc. The Company and the individual defendants filed motions to dismiss the amended complaint on July 16, 1993. The Magistrate to whom the motions were delegated by the Court issued a recommended decision on February 28, 1994, concluding that the Amended Complaint should be dismissed in its entirety with prejudice. The Magistrate held that the Amended Complaint failed to plead fraud with particularity as to any defendant. On March 11, 1994, the plaintiffs filed objections to the recommended decision, and the Company and the individual defendants filed a response to those objections.

      In November 1993, the plaintiffs filed a motion to certify the action as a class action. Defendants have filed a partial opposition to the motion. The Company does not anticipate a ruling on that motion or further significant activity in the case until the Court has ruled on plaintiff's objections to the recommended decision. However, since the issuance of the recommended decision, plaintiffs have given notice as to certain proposed depositions and have indicated their intention to seek leave to file a further amended complaint, notwithstanding the Magistrate's recommendation that plaintiffs be denied leave to amend their complaint again. Defendants have opposed plaintiffs' efforts to take any discovery or to take any steps toward amending their complaint until the Court rules on plaintiffs' objections to the recommended decision.

      On or about March 5, 1992, the insurance carrier commenced a declaratory judgment action in the United States District Court for the District of Massachusetts entitled "American Casualty Company of Reading, PA.
v. Resolution Trust Corporation, et al" (the "Insurance Coverage Litigation"). The complaint names as defendants the RTC and all of those individuals who had been named in November 1990 as defendants in a proposed amended complaint in the Wechsler action. The carrier alleges that various policy exclusions and conditions bar policy coverage (i) for any claim that may be asserted by the RTC against ComFed's officers or directors and (ii) for the claims asserted in the Wechsler action. The complaint seeks a declaratory judgment to that effect.

      On June 16, 1992, the Company, with the assent of the carrier, moved to intervene as a defendant in the Insurance Coverage Litigation. The Court allowed the Company's Motion to Intervene. The Company filed an answer denying the material allegations of the complaint and requesting a judicial declaration that the Company is entitled to reimbursement under the pertinent insurance policy for losses incurred in connection with the claims that have been or may be asserted by the RTC or the Wechsler plaintiffs. The individual defendants have filed similar answers. The Wechsler plaintiffs also filed a motion to intervene as defendants, which motion has been allowed. The RTC has also filed

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



an answer and counterclaims seeking to establish coverage for any claims that it may assert against ComFed officers or directors of the Company.

      On January 22, 1993, the Wechsler plaintiffs moved for judgment on the pleadings determining that the claims asserted in the Wechsler action are covered by the pertinent policy. The Company filed a memorandum in support of the Wechsler plaintiffs' motion. On February 19, 1993, the RTC filed a motion for partial summary judgment seeking similar relief. The Company joined in that motion. Both motions have been opposed by the carrier. In addition, on March 19, 1993, the carrier filed a cross-motion seeking summary judgment declaring that there is no coverage with respect to either the Wechsler claims or any claims that may be brought by the RTC. The Company and the RTC have opposed the carrier's cross-motion.

      On October 19, 1993, the Magistrate to whom the motions were delegated by the Court issued a recommended decision (i) granting the carrier's cross-motion only to the extent that it seeks a declaration that there is no coverage with respect to claims that may be brought by the RTC; (ii) granting the RTC's motion for partial summary judgment and the motion for judgment on the pleadings, joined in by the Company, to the extent that he held that none of the arguments advanced by the carrier to date forms a basis for denying coverage with respect to the Wechsler claims; and (iii) denying the carrier's motion for summary judgment to the extent that it sought a declaration that the carrier has no obligations to provide coverage with respect to the Wechsler claims. On November 3, 1993, the carrier filed objections to the recommended decision, and the Company filed a response to those objections.

      The Company and the insurance carrier executed an agreement in April 1993 whereby, pending resolution of the Insurance Coverage Litigation, the carrier began to advance a substantial percentage of the defense costs of the individual defendants in the Wechsler action that were previously being advanced by the Company. Subsequently, in June 1994, the carrier indicated that it would begin to advance 100% of the allowable defense costs in the Wechsler action, effective immediately.

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

                                COMFED BANCORP, INC.

                           Notes to Financial Statements



1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The Company is not aware of any claims asserted against it by the RTC.

      In 1988, in order for the Company to obtain approval from the Federal Savings and Loan Insurance Corporation ("FSLIC") to function as the holding company of the Bank, the Company was required to enter into a Regulatory Capital Maintenance/Dividend Agreement (the "Agreement") with the FSLIC dated April 1, 1988. The Agreement provided, among other things, that the Company would be required to advance sufficient additional capital into the Bank to effect compliance with regulatory capital requirements, if necessary. When the Bank was placed into conservatorship by the OTS in December, 1990, the Bank did not meet regulatory capital requirements and the Company did not have sufficient financial resources to advance additional capital into the Bank and thereby meet those capital requirements. As a result, either federal regulators or the Bank's receiver could seek to initiate administrative or judicial proceedings against the Company for non-compliance with the Agreement. If taken, such action could possibly include specific performance. To date, the Company is not aware that any such action is contemplated. In December 1992, the Company requested that it be de-registered as a thrift holding company subject to regulation by the OTS. The OTS approved the Company's de-registration request, effective July 13, 1993.

      In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation is being undertaken. Subsequently, the Company learned that the SEC has entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not yet know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

      The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also consisting of Messrs. Maher and Schwarz, to consider requests for indemnification and advancement of legal expenses on behalf of current and former directors and officers of the Company arising from various legal proceedings which they or the Company may be subject to. The Company is presently advancing certain legal expenses on behalf of certain current and former directors and officers arising from the legal proceedings discussed in this Note.