Form 10-Q
period 1994-06-30
COMFED BANCORP INC
filed 1994-08-15
CIK 825393

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For Quarter Ended June 30, 1994         Commission File Number 1-9909


                            COMFED BANCORP, INC.
           ----------------------------------------------------
           Exact name of registrant as specified in its charter


               Delaware                                04-2985738
- - ------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

124 Mt. Auburn Street, Suite 200, Cambridge, Massachusetts      02138
- - ------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


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

      Class:  Common stock, par value $.01 per share.
      Outstanding at July 31, 1994:  8,358,024 shares.

                                INDEX


Part I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Statements of Financial Condition
                 at June 30, 1994 and March 31, 1994           3

                Statements of Operations, Three Months
                 Ended June 30, 1994 and 1993                  4

                Statements of Cash Flow, Three Months
                 Ended June 30, 1994 and 1993                  5

                Notes to Financial Statements                6-7

        Item 2. Management's Discussion and Analysis         7-9


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                           9-12

        Item 6. Exhibits and Reports on Form 8-K              13


Signatures                                                    14

EXHIBITS         Computation of Primary and Fully
                  Diluted Earnings Per Share                  15

PART I.
ITEM 1.

                        COMFED BANCORP, INC.
                 Statements of Financial Condition
                            (Unaudited)

                                             June 30,     March 31,
(In Thousands)                                  1994          1994
____________________________________________________________________

                ASSETS

Cash in banks, interest bearing             $    102            99
U.S. Treasury securities                          --           100
Prepaid legal expenses                             5            --
                                              _______       _______

  Total assets                              $    107           199
                                              _______       _______


  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                            $     --            44
Accrued expenses                                   4            11
                                              _______       _______

  Total liabilities                                4            55
                                              _______       _______

Stockholders' equity:
Serial preferred stock; authorized
  1,500,000 shares, none issued                   --            --
Common stock, par value $.01 per share;
  authorized 20,000,000 shares; issued            84            84
  8,397,258 shares
Treasury stock, at cost; 39,234 shares          (216)         (216)
Additional paid in capital                    16,691        16,691
Accumulated deficit                          (16,456)      (16,415)
                                              _______       _______

  Total stockholders' equity                     103           144
                                              _______       _______

  Total liabilities and stockholders'
    equity                                  $    107           199
                                              _______       _______


See accompanying notes to financial statements.

                             COMFED BANCORP, INC.
                           Statements of Operations
                                 (Unaudited)

                                            Three Months
     (In Thousands, Except)                     Ended
      Per Share Amounts)                       June 30,
                                            1994     1993

______________________________________________________________________


     Interest income                      $    1   $    3
                                           ______   ______


     Expenses:
       Legal                                  13       62
       Other professional services            18       18
       Other                                  11       12
                                           ______   ______

         Total expenses                       42       92
                                           ______   ______



     Loss before income taxes                (41)     (89)

     Income taxes                             --       --
                                           ______   ______


     Net loss                              $ (41)   $ (89)
                                           ______   ______



     Net loss per share:                  $   --   $ (.01)
                                           ______   ______



     See accompanying notes to financial statements.
                                                          Page 5 of 15

                        COMFED BANCORP, INC.
                      Statements of Cash Flow
                            (Unaudited)

                                             Three Months Ended
                                                  June 30,
(In Thousands)                                1994        1993
___________________________________________________________________

Cash flows from operating activities:
 Net loss                                  $   (41)        (89)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Amortization of discounts on
       investment securities                    --          (3)
     Increase in prepaid expenses               (5)         --
     Increase (decrease) in accounts
       payable                                 (44)         26
     Increase (decrease) in accrued
       expenses                                 (7)         20
                                             ______      ______

       Net cash used in operating              (97)        (46)
          activities                         ______      ______

Cash flows from investing activities:
 Purchase of investment securities              --        (397)
 Maturities of investment securities           100         400
                                             ______      ______

       Net cash provided by investing          100           3
          activities                         ______      ______

       Net increase (decrease) in cash           3         (43)


Cash at beginning of period                     99          53
                                             ______      ______


Cash at end of period                      $   102          10
                                             ______      ______



See accompanying notes to financial statements.
                                                       Page 6 of 16


                              COMFED BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             June 30, 1994 and 1993


(1)  Corporate Status

      (a)  Continuing Operations

      COMFED BANCORP, INC. ("COMFED" or the "Company") is a former savings and loan holding company which until July 13, 1993 was registered with the Office of Thrift Supervision ("OTS"). COMFED conducts no material operations of its own. Up to December 14, 1990 it was the parent company of ComFed Savings Bank (the "Bank") and its subsidiaries. At June 30, 1994, COMFED had no operating subsidiaries.

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

     The Company will not realize any value from its investment in the Bank as a result of the RTC's dispositions. It is not known whether the liquidation of the Bank by the RTC will result in any claims by the RTC against COMFED.

(2)  Accounting Principles

      The financial statements included herein reflect the accounts of COMFED BANCORP, INC. The financial statements are not presented on a consolidated basis because of the discontinued operations of its former subsidiaries.

      The unaudited interim financial statements of COMFED BANCORP, INC. presented herein should be read in conjunction with the unaudited financial statements of COMFED BANCORP, INC. for the fiscal year ended March 31, 1994.

      The financial information at June 30, 1994 and the results of operations and changes in cash flow for the periods presented herein are unaudited, and in the opinion of management reflect all the adjustments (which consist solely of normal recurring accruals) necessary for a fair
                                                      Page 7 of 15

representation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year.

      The accompanying financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplate continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and thereby be required to realize its assets and discharge its liabilities and commitments at amounts different from those in the financial statements. As the Company does not expect to generate profits from its current activities and has no plans to engage in any new business activities, the ability of the Company to continue as a going concern is subject to significant uncertainty and substantial doubt.

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

      The Company does not have sufficient remaining capital to engage in significant income producing activities nor does the Board of Directors believe that additional capital could now be raised to support such activities. An investment in the Company at this time would be inhibited by the possibility that the RTC, as receiver of the Bank, or some other person, might make a claim against the Company. The receivers of other insolvent institutions have made claims against the holding companies of such institutions on a variety of grounds. While the Company is not aware of any material pending or threatened claims, other than as described in Part II, Item 1, "Legal Proceedings", no assurance can be given that such a claim will not be made.

      In view of the foregoing, and the general risks associated with generating or acquiring an income-producing business, the Company's Board of Directors does not believe that it is currently possible to attract additional investment capital for such purposes.


                                                      Page 8 of 15

      The remaining assets of the Company at June 30, 1994 consist primarily of cash aggregating approximately $102,000. It is expected that the Company's remaining assets will be utilized to satisfy creditor claims, defend litigation, and meet the Company's tax, regulatory, and financial reporting obligations. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is remote. The most likely outcome is a complete loss of stockholders' equity in the Company.

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

      The Company has received interest income from interest-bearing cash accounts and investment in short-term U.S. Treasury securities. Interest income is expected to decline as invested assets are reduced to fund Company expenses and other obligations.

      Operating expenses have consisted primarily of legal fees incurred in conjunction with litigation and other corporate matters, and consulting and other fees paid for the management of the Company's affairs.

      During the quarter ended June 30, 1994, the Company's director and officer liability insurance carrier agreed to increase to 100% it rate of advancement of certain defense costs which previously had been subject to partial advancement by the Company in connection with the Wechsler claim against the Company and certain of its former directors and officers. During the quarter ended June 30, 1993, the carrier initiated its advancement of a substantial portion of such defense costs. Prior to that time, the carrier did not advance any portion of the Company's legal expenses. (See Part II, Item 1, "Legal Proceedings"). The Company is seeking to obtain partial reimbursement from the carrier for a portion of the Wechsler defense costs previously incurred by the Company.
                                                      Page 9 of 15

      In light of the substantial uncertainties associated with the RTC taking possession of the Bank, the Company cannot predict the amount of liabilities, if any, which may have to be discharged by COMFED.

      The Company does not expect to generate profits from its current activities and has no plans to engage in any new business activities. In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part II,
Item 1, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Board of Directors believes that there is a substantial likelihood that the Company will not continue as a going concern and that no assets of the Company will be available for distribution to shareholders. If, as appears likely, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

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

     After commencement of the Wechsler action, the parties engaged in preliminary motion practice, none of which was ruled on prior to the conservatorship of the Bank.  Subsequently, after a conference held on April
25, 1991, the Court ordered that the parties submit a joint statement of the insurance coverage issues material to a resolution of the suit and that there be a further conference at which the directors and officers liability insurance policy carrier and the RTC would be invited to participate.  The Court further ordered that the plaintiffs could proceed with discovery by way of certain document production from the Company's independent accountants, but that no discovery shall be noticed or taken from the defendants prior to further order
                                                      Page 10 of 15

of the Court or agreement of the parties. The RTC thereafter indicated in a submission that it intended to make a claim against the directors and officers liability insurance policy for the period December 20, 1989 through December 20, 1990. The directors and officers liability insurance carrier has taken the position in its written submissions that the RTC has no claim to any insurance proceeds under the policy due to various exclusions stated in the policy.

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

     In November 1993, the plaintiffs filed a motion to certify the action as a class action. Defendants have filed a partial opposition to the motion. The Company does not anticipate a ruling on that motion or further significant activity in the case until the Court has ruled on plaintiff's objections to the recommended decision. However, since the issuance of the recommended decision, plaintiffs have given notice as to certain proposed depositions and have indicated their intention to seek leave to file a further amended complaint, notwithstanding the Magistrate's recommendation that plaintiffs be denied leave to amend their complaint again. Defendants have opposed plaintiffs' efforts to take any discovery (which efforts the plaintiffs have not pressed further) or to take any steps toward amending their complaint until the Court rules on plaintiffs' objections to the recommended decision.

     On or about March 5, 1992, the insurance carrier commenced a declaratory judgment action in the United States District Court for the District of
Massachusetts entitled "American Casualty Company of Reading, PA. v. Resolution
Trust Corporation, et al" (the "Insurance Coverage Litigation").  The complaint names as defendants the RTC and all of those individuals who had been named in
November 1990 as defendants in a proposed amended complaint in the Wechsler action.  The carrier alleges that various policy exclusions and conditions bar
                                                      Page 11 of 15

policy coverage (i) for any claim that may be asserted by the RTC against ComFed's officers or directors and (ii) for the claims asserted in the Wechsler action. The complaint seeks a declaratory judgment to that effect.

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

     The Company and the insurance carrier executed an agreement in April 1993 whereby, pending resolution of the Insurance Coverage Litigation, the carrier began to advance a substantial percentage of the defense costs of the individual defendants in the Wechsler action that were previously being advanced by the Company. Subsequently, in July 1994, the carrier began to advance 100% of the allowable defense costs in the Wechsler action.

     Unless a settlement of the Wechsler action is successfully negotiated, the Company intends to vigorously defend the case.
                                                      Page 12 of 15

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

     In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation was being undertaken. Subsequently, the Company learned that the SEC entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not yet know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

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
Diluted Earnings Per Share (page 14).

      (b) No reports on Form 8-K were filed during the three month period ended June 30, 1994.
                                                     Page 14 of 15

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned on behalf of the registrant and in the capacity indicated.

                              COMFED BANCORP, INC.


August 15, 1994             /s/Jack C. Zoeller

                              ____________________________________
                              Jack C. Zoeller, President and Chief
                              Executive  Officer (Principal Financial
                              and Accounting Officer)

                                                       Exhibit 11.1

                             COMFED BANCORP, INC.

       Computation of Primary and Fully Diluted Earnings Per Share (1)

                                            Three Months
(In Thousands, Except)                         Ended
 Per Share Amounts)                           June 30,
                                          1994        1993
_________________________________________________________________________

Net loss                             $     (41)        (89)
                                     _________   _________

Primary:
  Shares:
    Weighted-average
      number of common
      shares
      outstanding                    8,358,024   8,358,024
    Dilutive effect of
      outstanding stock
      options                            --          --
                                     _________   _________

    Weighted-average
      number of common
      and common
      equivalent shares
      outstanding                    8,358,024   8,358,024
                                     _________   _________


Net income (loss)
  per share                          $   --          (0.01)
                                     _________   _________


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K