Form 10-Q
period 1994-09-30
COMFED BANCORP INC
filed 1994-11-14
CIK 825393

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For Quarter Ended September 30, 1994         Commission File Number 1-9909


                            COMFED BANCORP, INC.
           ----------------------------------------------------
           Exact name of registrant as specified in its charter


               Delaware                                04-2985738
- - ------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

124 Mt. Auburn Street, Suite 200N, Cambridge, Massachusetts      02138
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

      Class:  Common stock, par value $.01 per share.
      Outstanding at October 31, 1994:  8,358,024 shares.

                                INDEX


Part I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Statements of Financial Condition
                 at September 30, 1994 and March 31, 1994      3

                Statements of Operations, Six Months and
                 Three Months Ended September 30, 1994
                 and 1993                                      4

                Statements of Cash Flow, Six Months
                 Ended September 30, 1994 and 1993             5

                Notes to Financial Statements                6-7

        Item 2. Management's Discussion and Analysis         7-9


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                           9-12

        Item 6. Exhibits and Reports on Form 8-K              13


Signatures                                                    14

EXHIBITS         Computation of Primary and Fully
                  Diluted Earnings Per Share                  15

PART I.
ITEM 1.

                        COMFED BANCORP, INC.
                 Statements of Financial Condition
                            (Unaudited)

                                         September 30,     March 31,
(In Thousands)                                  1994          1994
____________________________________________________________________

                ASSETS

Cash in banks, interest bearing             $     82            99
U.S. Treasury securities                          --           100
Prepaid legal expenses                             3            --
                                              _______       _______

  Total assets                              $     85           199
                                              _______       _______


  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                            $     --            44
Accrued expenses                                   4            11
                                              _______       _______

  Total liabilities                                4            55
                                              _______       _______

Stockholders' equity:
Serial preferred stock; authorized
  1,500,000 shares, none issued                   --            --
Common stock, par value $.01 per share;
  authorized 20,000,000 shares; issued            84            84
  8,397,258 shares
Treasury stock, at cost; 39,234 shares          (216)         (216)
Additional paid in capital                    16,691        16,691
Accumulated deficit                          (16,478)      (16,415)
                                              _______       _______

  Total stockholders' equity                      81           144
                                              _______       _______

  Total liabilities and stockholders'
    equity                                  $     85           199
                                              _______       _______


See accompanying notes to financial statements.

                             COMFED BANCORP, INC.
                           Statements of Operations
                                 (Unaudited)

                                      Six Months       Three Months
     (In Thousands, Except)              Ended            Ended
      Per Share Amounts)             September 30,     September 30,
                                     1994     1993     1994     1993

______________________________________________________________________


     Interest income               $    1   $    6   $   --   $    3
                                    ______   ______   ______   ______


     Expenses:
       Legal                           15       94        2       32
       Other professional services     36       37       18       19
       Other                           13       17        2        5
                                    ______   ______   ______   ______

         Total expenses                64      148       22       56
                                    ______   ______   ______   ______


     Loss before income taxes         (63)    (142)     (22)     (53)

     Income taxes                      --       --       --       --
                                    ______   ______   ______   ______


     Net loss                      $  (63)  $ (142)  $  (22)  $  (53)
                                    ______   ______   ______   ______



     Net loss per share:           $ (.01)  $ (.02)  $ (.01)  $ (.01)
                                    ______   ______   ______   ______



     See accompanying notes to financial statements.
                                                          Page 5 of 15

                        COMFED BANCORP, INC.
                      Statements of Cash Flow
                            (Unaudited)

                                              Six Months Ended
                                                September 30,
(In Thousands)                                1994        1993
___________________________________________________________________

Cash flows from operating activities:
 Net loss                                  $   (63)       (142)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Amortization of discounts on
       investment securities                    --          (5)
     Increase in prepaid expenses               (3)         --
     Increase (decrease) in accounts
       payable                                 (44)         19
     Decrease in accrued expenses               (7)         --
                                             ______      ______

       Net cash used in operating             (117)       (128)
          activities                         ______      ______

Cash flows from investing activities:
 Purchase of investment securities              --        (696)
 Maturities of investment securities           100         800
                                             ______      ______

       Net cash provided by investing          100         104
          activities                         ______      ______

       Net increase (decrease) in cash         (17)        (24)


Cash at beginning of period                     99          53
                                             ______      ______


Cash at end of period                      $    82          29
                                             ______      ______



See accompanying notes to financial statements.
                                                       Page 6 of 16


                              COMFED BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          September 30, 1994 and 1993


(1)  Corporate Status

      (a)  Continuing Operations

      COMFED BANCORP, INC. ("COMFED" or the "Company") is a former savings and loan holding company which until July 13, 1993 was registered with the Office of Thrift Supervision ("OTS"). COMFED conducts no material operations of its own. Up to December 14, 1990 it was the parent company of ComFed Savings Bank (the "Bank") and its subsidiaries. At September 30, 1994, COMFED had no operating subsidiaries.

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

      The financial information at September 30, 1994 and the results of operations and changes in cash flow for the periods presented herein are unaudited, and in the opinion of management reflect all the adjustments (which consist solely of normal recurring accruals) necessary for a fair

                                                Page 7 of 15

representation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year.

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


                                                      Page 8 of 15

      The remaining assets of the Company at September 30, 1994 consist primarily of cash aggregating approximately $82,000. It is expected that the Company's remaining assets will be utilized to satisfy creditor claims, defend litigation, and meet the Company's tax, regulatory, and financial reporting obligations. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is remote. The most likely outcome is a complete loss of stockholders' equity in the Company.

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

      During the quarter ended September 30, 1994, the Company's director and officer liability insurance carrier increased to 100% its rate of advancement of certain defense costs in connection with the Wechsler claim against the Company and certain of its former directors and officers. During the quarter ended September 30, 1993, a portion of the Wechsler defense costs was subject to advancement by the Company. (See Part II, Item 1, "Legal Proceedings"). In October 1994 the Company obtained reimbursement of approximately $48,000 from the carrier for (i) a portion of the Wechsler defense costs incurred by the Company prior to May 1993 and (ii) 100% of the Wechsler defense costs advanced by the Company during the quarter ended June 30, 1994. The Company intends to continue to seek reimbursement of the Wechsler defense costs advanced by the Company between May 1993 and January 1994.
                                                      Page 9 of 15

      In light of the substantial uncertainties associated with the RTC taking possession of the Bank, the Company cannot predict the amount of liabilities, if any, which may have to be discharged by COMFED.

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

     In November 1993, the plaintiffs filed a motion to certify the action as a class action. Defendants have filed a partial opposition to the motion. The Company does not anticipate a ruling on that motion or further significant activity in the case until the Court has ruled on plaintiff's objections to the recommended decision. However, since the issuance of the recommended decision, plaintiffs have given notice as to certain proposed depositions and have filed, in September 1994, a motion for leave to file a second Amended Complaint, notwithstanding the Magistrate's recommendation that plaintiffs be denied leave to amend their complaint again. Defendants have opposed both the motion to amend and plaintiffs' efforts to take any discovery (which efforts the plaintiffs have not pressed further) until the Court rules on plaintiffs' objections to the recommended decision.

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

     Unless a settlement of the Wechsler action is successfully negotiated, the Company intends to vigorously defend the case.
                                                      Page 12 of 15

     The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December 1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The tolling agreement expires on December 14, 1994, and the RTC has informed these certain former directors and officers that it intends to commence an action without any extensions of the tolling agreement unless a settlement can be achieved. The Company is not aware of any claims asserted against it by the RTC.

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

     The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also consisting of Messrs. Maher and Schwarz, to consider requests for indemnification and advancement of legal expenses on behalf of current and former directors and officers of the Company arising from various legal proceedings which they or the Company may be subject to. The Company is presently advancing certain legal expenses on behalf of certain current and
                                                       Page 13 of 15

former directors and officers arising from the legal proceedings discussed in this Item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  (1)  Exhibit 11.1 - Computation of Primary and Fully
Diluted Earnings Per Share (page 14).

      (b) No reports on Form 8-K were filed during the three month period ended September 30, 1994.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned on behalf of the registrant and in the capacity indicated.

                              COMFED BANCORP, INC.


November 14, 1994             /s/Jack C. Zoeller

                              ____________________________________
                              Jack C. Zoeller, President and Chief
                              Executive  Officer (Principal Financial
                              and Accounting Officer)

                                                       Exhibit 11.1

                             COMFED BANCORP, INC.

       Computation of Primary and Fully Diluted Earnings Per Share (1)

                                 Six Months              Three Months
(In Thousands, Except)             Ended                     Ended
 Per Share Amounts)             September 30,            September 30,
                              1994        1993         1994        1993
_________________________________________________________________________

Net loss                   $     (63)       (142)         (22)        (53)
                           _________   _________    _________   _________

Primary:
  Shares:
    Weighted-average
      number of common
      shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
    Dilutive effect of
      outstanding stock
      options                  --          --           --          --
                           _________   _________    _________   _________

    Weighted-average
      number of common
      and common
      equivalent shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
                           _________   _________    _________   _________


Net income (loss)
  per share                $   (0.01)      (0.02)       (0.01)      (0.01)
                           _________   _________    _________   _________


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K