Form 10-Q
period 1994-12-31
COMFED BANCORP INC
filed 1995-02-14
CIK 825393

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For Quarter Ended December 31, 1994         Commission File Number 1-9909


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

      Class:  Common stock, par value $.01 per share.
      Outstanding at January 31, 1995:  8,358,024 shares.

                                INDEX


Part I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Statements of Financial Condition
                 at December 31, 1994 and March 31, 1994       3

                Statements of Operations, Nine Months and
                 Three Months Ended December 31, 1994
                 and 1993                                      4

                Statements of Cash Flow, Nine Months
                 Ended December 31, 1994 and 1993              5

                Notes to Financial Statements                6-7

        Item 2. Management's Discussion and Analysis         7-9


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                           9-12

        Item 6. Exhibits and Reports on Form 8-K              13


Signatures                                                    14

EXHIBITS         Computation of Primary and Fully
                  Diluted Earnings Per Share                  15

                 Financial Data Schedule (Article 9)          16

PART I.
ITEM 1.

                        COMFED BANCORP, INC.
                 Statements of Financial Condition
                            (Unaudited)

                                         December 31,     March 31,
(In Thousands)                                  1994          1994
____________________________________________________________________

                ASSETS

Cash in banks, interest bearing             $    106            99
U.S. Treasury securities                          --           100
                                              _______       _______

  Total assets                              $    106           199
                                              _______       _______


  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                            $     10            44
Accrued expenses                                   4            11
                                              _______       _______

  Total liabilities                               14            55
                                              _______       _______

Stockholders' equity:
Serial preferred stock; authorized
  1,500,000 shares, none issued                   --            --
Common stock, par value $.01 per share;
  authorized 20,000,000 shares; issued            84            84
  8,397,258 shares
Treasury stock, at cost; 39,234 shares          (216)         (216)
Additional paid in capital                    16,691        16,691
Accumulated deficit                          (16,467)      (16,415)
                                              _______       _______

  Total stockholders' equity                      92           144
                                              _______       _______

  Total liabilities and stockholders'
    equity                                  $    106           199
                                              _______       _______


See accompanying notes to financial statements.

                             COMFED BANCORP, INC.
                           Statements of Operations
                                 (Unaudited)

                                      Nine Months       Three Months
     (In Thousands, Except)              Ended            Ended
      Per Share Amounts)              December 31,      December 31,
                                     1994     1993     1994     1993

______________________________________________________________________


     Income:
       Interest income             $    2   $    8   $    1   $    2
       Other                           48       --       48       --
                                    ______   ______   ______   ______

         Total income                  50        8       49        2
                                    ------   ------   ------   ------

     Expenses:
       Legal                           27      184       12       90
       Other professional services     54       55       18       18
       Other                           21       25        8        8
                                    ______   ______   ______   ______

         Total expenses               102      264       38      116
                                    ______   ______   ______   ______


     Income (loss) before
       income taxes                   (52)    (256)      11     (114)

     Income taxes                      --       --       --       --
                                    ______   ______   ______   ______


     Net loss                      $  (52)  $ (256)  $   11   $ (114)
                                    ______   ______   ______   ______



     Net income (loss) per share:  $ (.01)  $ (.03)  $   --   $ (.01)
                                    ______   ______   ______   ______



     See accompanying notes to financial statements.
                                                          Page 5 of 16

                        COMFED BANCORP, INC.
                      Statements of Cash Flow
                            (Unaudited)

                                              Nine Months Ended
                                                 December 31,
(In Thousands)                                1994        1993
___________________________________________________________________

Cash flows from operating activities:
 Net loss                                  $   (52)       (256)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Amortization of discounts on
       investment securities                    --          (7)
     Decrease in accounts payable              (34)         --
     Increase (decrease) in
       accrued expenses                         (7)         12
                                             ______      ______

       Net cash used in operating              (93)       (251)
          activities                         ______      ______

Cash flows from investing activities:
 Purchase of investment securities              --        (894)
 Maturities of investment securities           100       1,100
                                             ______      ______

       Net cash provided by investing          100         206
          activities                         ______      ______

       Net increase (decrease) in cash           7         (45)


Cash at beginning of period                     99          53
                                             ______      ______


Cash at end of period                      $   106           8
                                             ______      ______



See accompanying notes to financial statements.
                                                       Page 6 of 16


                              COMFED BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 1994 and 1993


(1)  Corporate Status

      (a)  Continuing Operations

      COMFED BANCORP, INC. ("COMFED" or the "Company") is a former savings and loan holding company which until July 13, 1993 was registered with the Office of Thrift Supervision ("OTS"). COMFED conducts no material operations of its own. Up to December 14, 1990 it was the parent company of ComFed Savings Bank (the "Bank") and its subsidiaries. At December 31, 1994, COMFED had no operating subsidiaries.

      (b)  Discontinued Operations

      On December 14, 1990, the Office of Thrift Supervision ("OTS") placed the Bank into conservatorship and appointed the Resolution Trust Corporation ("RTC") as conservator of the Bank. On February 1, 1991, the OTS appointed the RTC as receiver of ComFed Savings Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. The RTC sold most major components of the Bank to third parties.

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

      The financial information at December 31, 1994 and the results of operations and changes in cash flow for the periods presented herein are unaudited, and in the opinion of management reflect all the adjustments (which consist solely of normal recurring accruals) necessary for a fair

                                                Page 7 of 16

representation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year.

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


                                                      Page 8 of 16

      The remaining assets of the Company at December 31, 1994 consist of cash aggregating approximately $106,000. It is expected that the Company's remaining assets will be utilized to satisfy creditor claims, defend litigation, and meet the Company's tax, regulatory, and financial reporting obligations. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is remote. The most likely outcome is a complete loss of stockholders' equity in the Company.

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

      During the quarter ended December 31, 1994, the Company received interest income from an interest-bearing cash account. During the corresponding quarter of the previous fiscal year, the Company also received interest from a short-term U.S. Treasury investment. Interest income is expected to decline as invested assets are reduced to fund Company expenses and other obligations.

      Operating expenses have consisted primarily of legal fees incurred in conjunction with litigation and other corporate matters, and consulting and other fees paid for the management of the Company's affairs.

      During the quarter ended December 31, 1994, the Company received reimbursement of approximately $48,000 from its director and officer liability insurance carrier for certain defense costs previously incurred in connection with the Wechsler claim against the Company and certain of its former directors and officers. During the current fiscal year, all of the Company's legal expenses related to the Wechsler claim have been paid by the carrier. During the previous fiscal year, a portion of the Wechsler defense costs was subject to advancement by the Company. (See Part II, Item 1, "Legal Proceedings"). The Company intends to continue to seek reimbursement of certain Wechsler defense costs advanced by the Company during the fiscal year ended March 31, 1994.
                                                      Page 9 of 16

      In light of the substantial uncertainties associated with the RTC taking possession of the Bank, the Company cannot predict the amount of liabilities, if any, which may have to be discharged by COMFED.

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

     After commencement of the Wechsler action, the parties engaged in preliminary motion practice, none of which was ruled on prior to the conservatorship of the Bank.  Subsequently, after a conference held on April
25, 1991, the Court ordered that the parties submit a joint statement of the insurance coverage issues material to a resolution of the suit and that there be a further conference at which the directors and officers liability insurance policy carrier and the RTC would be invited to participate.  The Court further ordered that the plaintiffs could proceed with discovery by way of certain document production from the Company's independent accountants, but that no discovery shall be noticed or taken from the defendants prior to further order
                                                      Page 10 of 16

of the Court or agreement of the parties. The RTC thereafter indicated in a submission that it intended to make a claim against the directors and officers liability insurance policy for the period December 20, 1989 through December 20, 1990. The directors and officers liability insurance carrier has taken the position in its written submissions that the RTC has no claim to any insurance proceeds under the policy due to various exclusions stated in the policy.

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

     On or about March 5, 1992, the insurance carrier commenced a declaratory judgment action in the United States District Court for the District of
Massachusetts entitled "American Casualty Company of Reading, PA. v. Resolution
Trust Corporation, et al" (the "Insurance Coverage Litigation").  The complaint names as defendants the RTC and all of those individuals who had been named in
November 1990 as defendants in a proposed amended complaint in the Wechsler action.  The carrier alleges that various policy exclusions and conditions bar
                                                      Page 11 of 16

policy coverage (i) for any claim that may be asserted by the RTC against ComFed's officers or directors and (ii) for the claims asserted in the Wechsler action. The complaint seeks a declaratory judgment to that effect.

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

     Unless a settlement of the Wechsler action is successfully negotiated, the Company intends to vigorously defend the case.
                                                      Page 12 of 16

     The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December 1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The tolling agreement has since been extended and currently expires on March 15, 1995. The RTC has informed these certain former directors and officers that it intends to commence an action without any further extensions of the tolling agreement unless a settlement can be achieved. The Company is not aware of any claims asserted against it by the RTC.

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

     The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also consisting of Messrs. Maher and Schwarz, to consider requests for indemnification and advancement of legal expenses on behalf of current and former directors and officers of the Company arising from various legal proceedings which they or the Company may be subject to. The Company is presently advancing certain legal expenses on behalf of certain current and
                                                       Page 13 of 16

former directors and officers arising from the legal proceedings discussed in this Item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  (1)  Exhibit 11.1 - Computation of Primary and Fully
Diluted Earnings Per Share (page 14).

           (2)  Exhibit 27 - Financial Data Schedule (Article 9) (page 16).

      (b) No reports on Form 8-K were filed during the three month period ended December 31, 1994.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned on behalf of the registrant and in the capacity indicated.

                              COMFED BANCORP, INC.


February 14, 1995             /s/Jack C. Zoeller

                              ____________________________________
                              Jack C. Zoeller, President and Chief
                              Executive  Officer (Principal Financial
                              and Accounting Officer)

                                                       Exhibit 11.1

                             COMFED BANCORP, INC.

       Computation of Primary and Fully Diluted Earnings Per Share (1)

                                 Nine Months              Three Months
(In Thousands, Except)             Ended                     Ended
 Per Share Amounts)              December 31,             December 31,
                              1994        1993         1994        1993
_________________________________________________________________________

Net loss                   $     (52)       (256)          11        (114)
                           _________   _________    _________   _________

Primary:
  Shares:
    Weighted-average
      number of common
      shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
    Dilutive effect of
      outstanding stock
      options                  --          --           --          --
                           _________   _________    _________   _________

    Weighted-average
      number of common
      and common
      equivalent shares
      outstanding          8,358,024   8,358,024    8,358,024   8,358,024
                           _________   _________    _________   _________


Net income (loss)
  per share                $   (0.01)      (0.03)       --          (0.01)
                           _________   _________    _________   _________


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K
                                                  Page 16 of 16