Form 10-K
period 1995-03-31
COMFED BANCORP INC
filed 1995-07-14
CIK 825393

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED MARCH 31, 1995     COMMISSION FILE NUMBER 1-9909


                               COMFED BANCORP, INC.
             ------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                     04-2985738
- -------------------------------                      -------------------
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                     Identification No.)

124 Mt. Auburn St., Suite 200N, Cambridge, Massachusetts       02138
- ------------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

Registrant's telephone number, including area code:  617-576-5704

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
The aggregate market value of the voting stock held by the non-affiliates of the Registrant as of May 31, 1995 was $0.

At March 31, 1995, there were 8,358,024 shares of common stock $.01 par value outstanding.

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

     The Bank was a federally chartered stock savings bank which operated retail offices in Massachusetts and Connecticut. The Bank's corporate headquarters were located in Lowell, Massachusetts and its primary market area was New England.

     On July 13, 1993, the Company's de-registration as a savings and loan holding company was approved by the OTS.

     Substantial losses were incurred during 1989 and 1990 by the Company's principal subsidiary, the Bank. For the eight month period ended November 30, 1990 (unaudited) and for the previous fiscal year ended March 31, 1990, the Bank recorded net losses of $72,170,000 and $48,019,000, respectively. As a result, COMFED and the Bank failed to meet certain regulatory capital requirements. Because of its insufficient capital position, on December 14, 1990 the Bank was placed into conservatorship by the OTS, with the Resolution Trust Corporation ("RTC") appointed as conservator. On February 1, 1991, the OTS appointed the RTC as receiver of the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

     Since December 14, 1990, the Company has not had control or authority over the disposition of the Bank's remaining assets or the resolution of claims against the Bank.

     At March 31, 1995, the Company's assets consisted primarily of $74,000 in cash. It is expected that this remaining cash will be utilized to satisfy creditor claims, defend litigation, and dissolve the Company. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is highly remote. The expected outcome is a complete loss of stockholders' equity in the Company.

     The Company does not have sufficient capital to engage in significant income producing activities nor does the Board of Directors believe that additional capital could be raised to support such activities. An investment in the Company at this time would be inhibited by the possibility that the RTC, as receiver of the Bank, or some other person, might make a claim against the

                                       - 2 -
Company. The receivers of other insolvent institutions have made claims against the holding companies of such institutions on a variety of grounds. While the Company is not aware of any material pending or threatened claim, other than as described in Item 3, "Legal Proceedings", no assurance can be given that such a claim will not be made against the Company.

     The Company does not expect to be profitable in the future due to its limited financial resources, and does not plan to engage in any new business activities.

     In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part I, Item 3, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Company anticipates a high probability that its assets will be fully depleted during 1995. The Board of Directors believes that the likelihood is highly remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

     Employees

     As of March 31, 1995, the Company had no employees. The Company has entered into a consulting contract with The Zoeller Group, Inc., a financial consulting firm controlled by Jack C. Zoeller, Chairman of the Board, President and Chief Executive Officer of the Company, for the purposes of winding up the business and legal affairs of the Company. This contract is subject to termination by the Company or The Zoeller Group, Inc. upon prior written notice effective at the end of any month.

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


Item 2.    Properties

     As of March 31, 1995, the Company's leased corporate offices were located at 124 Mount Auburn Street, Suite 200, Cambridge, Massachusetts 02138. There are no other offices owned or leased by the Company.

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

     The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December 1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The tolling agreement has since been extended and currently expires on September 13, 1995. In May 1995, the RTC and certain of these former officers and directors reached a settlement in principle, subject to documentation and formal RTC approval. The RTC has stated that if a settlement is not achieved, it intends to commence an action without any further extensions of the tolling agreement. The Company is not aware of any claims asserted against it by the RTC.

     In 1988, in order for the Company to obtain approval from the Federal Savings and Loan Insurance Corporation ("FSLIC") to function as the holding company of the Bank, the Company was required to enter into a Regulatory Capital Maintenance/Dividend Agreement (the "Agreement") with the FSLIC dated April 1, 1988. The Agreement provided, among other things, that the Company

                                       - 6 -
would be required to advance sufficient additional capital into the Bank to effect compliance with regulatory capital requirements, if necessary. When the Bank was placed into conservatorship by the OTS in December, 1990, the Bank did not meet regulatory capital requirements and the Company did not have sufficient financial resources to advance additional capital into the Bank and thereby meet those capital requirements. As a result, either federal regulators or the Bank's receiver could seek to initiate administrative or judicial proceedings against the Company for non-compliance with the Agreement. If taken, such action could possibly include specific performance. To date, the Company is not aware that any such action is contemplated. In December 1992, the Company requested that it be de-registered as a thrift holding company subject to regulation by the OTS. The OTS approved the Company's de-registration request, effective July 13, 1993.

     In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation was being undertaken. Subsequently, the Company learned that the SEC has entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

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


PART II


Item 5.    Market for Registrant's Common Stock and Related Stockholders
           Matters

     The Company's common stock was formerly traded on the American Stock Exchange ("Amex") under the symbol "CFK". The Company was notified by Amex on December 21, 1990, that Amex had filed an application with the Securities and Exchange Commission to remove COMFED's common stock from listing and registration on Amex. Effective at the opening of trading on January 16, 1991,

                                       - 7 -
the Company's stock was delisted. Based on the previously described status of the Company, no active market has since existed for the stock.

     A table setting forth the quarterly high and low sales prices for the Company's common stock for the two-year period ended March 31, 1995 has been omitted since no active market for the stock has existed during such period.

     As of July 1, 1995, the Company had approximately 1,199 stockholders of record.

     The Company did not pay a dividend in fiscal 1995 or 1994. As discussed in the notes to the financial statements, there are significant uncertainties and substantial doubts associated with the Company's ability to continue as a going concern. Accordingly, the Company does not anticipate paying dividends in the future.

Item 6.  Selected Financial Data

                                       Years ended March 31,
                        -----------------------------------------------------
                           1995       1994       1993       1992       1991

                              (In Thousands, Except Per Share Data)

Operating data:

  Total Income          $     50         18         60        171         77
  Operating expenses         130        321        240        319        426
                        ---------  ---------  ---------  ---------  ---------

   Income (loss) before
   income taxes and loss
   on discontinued
   operations                (80)      (303)      (180)      (148)      (349)

  Income tax expense          -          -          -          -          -
                        ---------  ---------  ---------  ---------  ---------

   Income (loss) before
   loss from discontinued
   operations                (80)      (303)      (180)      (148)      (349)

   Loss from discontinued
   operations, net of
   income tax expense         -          -          -          -     (35,879)
                        ---------  ---------  ---------  ---------  ---------

     Net loss           $    (80)      (303)      (180)      (148)   (36,228)
                        =========  =========  =========  =========  =========

  Income (loss)
  per share:

   Income (loss)
   from continuing
   operations           $   (.01)      (.04)      (.02)      (.02)      (.04)

   Loss from discontinued
   operations                 -          -          -          -       (4.29)
                        ---------  ---------  ---------  ---------  ---------
   Net loss
   per share            $   (.01)      (.04)      (.02)      (.02)     (4.33)
                        =========  =========  =========  =========  =========

Weighted average
shares outstanding      8,358,024  8,358,024  8,358,024  8,358,024  8,358,024
                        =========  =========  =========  =========  =========

                                            At March 31,
                        -----------------------------------------------------
                              1995      1994       1993       1992       1991

                                          (In Thousands)


Balance Sheet Data:


  Total assets          $      74       199        452        642        935

  Total stockholders'
  equity                $      64       144        447        627        775

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     In December 1990, the Company's only direct operating subsidiary, ComFed Savings Bank, was placed in RTC conservatorship. The effect of this action was to remove management control of the Bank and its operating activities from the Company. Subsequently, in February 1991, the RTC was appointed as receiver of the Bank. In September 1991 the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

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

     The remaining assets of the Company at March 31, 1995, consist primarily of cash aggregating approximately $74,000. It is expected that this remaining cash will be utilized to satisfy creditor claims, defend litigation and dissolve the Company. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is highly remote. The expected outcome is a complete loss of stockholders' equity in the Company.

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

     The operating losses of ComFed Savings Bank are not available to COMFED for tax purposes due to restrictions outlined in the Internal Revenue Code

                                      - 11 -
regarding a change in ownership control such as the receivership proceedings of the Bank.

     The Company does not expect to be profitable in the future due to its limited financial resources, and does not plan to engage in any new business activities.

     In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part I, Item 3, "Legal Proceedings", and (ii) the Company's remaining regulatory reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Company anticipates a high probability that its assets will be fully depleted during 1995. The Board of Directors believes that the likelihood is highly remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.

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

    Other income for the fiscal year ended March 31, 1995 represented the reimbursement of approximately $48,000 from its director and officer liability insurance carrier for certain defense costs previously incurred in connection with the Wechsler claim against the Company and certain of its former directors and officers. During the fiscal year ended March 31, 1995, all of the Company's legal expenses related to the Wechsler claim were payable by the carrier.
During the previous fiscal year, a portion of the Wechsler defense costs had been subject to advancement by the Company. (See Part I, Item 3, "Legal Proceedings.") Other income for the fiscal year ended March 31, 1994 represented the return of a credit balance totalling approximately $9,000 from its former health plan provider. Management does not anticipate any material additional insurance premium or similar refunds in the future. However, the Company intends to continue to seek reimbursement from the directors and officers liability insurance carrier for certain legal expenses incurred in connection with the Wechsler action during the fiscal year ended March 31, 1994.

     Operating expenses for the fiscal year ended March 31, 1995 consisted primarily of consulting fees paid for the management of the Company's affairs, and legal fees incurred in conjunction with litigation (including the advancement of certain legal fees on behalf of certain current and former

                                      - 12 -
directors and officers of the Company arising from the legal proceedings discussed in Part I, Item 3).

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

COMMITMENTS AND CONTINGENCIES

     As described in Part I, Item 3, "Legal Proceedings", and notes 1 and 7 to the Company's financial statements, there are substantial uncertainties associated with matters involving the Company and the RTC and certain other litigation. The Company is unable to predict what the ultimate outcome of such matters will be. The Company is a defendant in the Wechsler litigation initiated in 1989, which it intends to vigorously defend if a negotiated settlement cannot be achieved, and has intervened in certain other litigation for the purpose of obtaining reimbursement of losses which may be incurred in connection with other claims against ComFed officers or directors.

Item 8.    Financial Statements and Supplementary Data.

     The information required in response to this item is contained on pages F-1 to F-13 of this Form 10-K, and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

     There were no changes in accountants or disagreements with accountants on accounting and disclosure matters. Although there was no change in account-ants, the Company has determined that it will not incur the expense of having an audit performed on its financial statements for its fiscal year ended March 31, 1995, based on the advice of counsel and after receipt of written confirma-tion from the Securities and Exchange Commission that it would not take any ac-tion in the event that the Company determined not to include audited financial statements as part of its Form 10-K under the circumstances outlined in the Company's written request. In light of such circumstances, including the Com-pany's lack of operations since December 14, 1990, minimal financial activity, the cessation of trading of the Company's stock, the expectation that the Company's remaining assets will be utilized to satisfy creditor claims, defend litigation, and dissolve the Company, and that the Company's shareholders have been advised to expect a total loss of their equity, the Board has determined that the benefits that might be derived by investors from having audited financial statements are significantly outweighed by the cost of an audit.

PART III.

Item 10.   Directors and Executive Officers of the Registrant at March 31, 1995

                                                                No. of
                                                                Shares
                                                                Owned   Percent
                    Principal Occupa-  Age at  Direc-  Term of  as of      of
                      tion for Past    May 31,  tor    Office  March 31, Common
       Name            Five Years       1995   Since   Expires   1995     Stock
- ------------------- ----------------- -------- ------ -------- --------  ------

Raymond J. Fontana  Retired.              72    1987   1991 (c)  21,992    (a)

John C. Hartnett    President and Chief   51    1990   1993 (c)  30,000    (a)
                    Executive Officer of
                    Quinoil Industries,
                    Inc., a retail oil
                    supplier, since 1992.
                    Director of Barlow
                    MacArthur, Inc., an
                    equipment leasing firm,
                    from 1989 to 1992.

Peter T. Maher      President and Chief   54    1990   1993 (c)   1,000    (a)
                    Executive Officer of
                    The Partnership Group,
                    a human resource con-
                    sulting firm, since
                    1992.  Served as
                    Managing Partner of
                    Deven Associates
                    International, Inc.,
                    a human resource
                    consulting firm,
                    from 1981 to 1992.

Frederic G. Schwarz Retired since 1990.   69    1989   1992 (c)     500    (a)
                    Served as Treasurer
                    of Seminole Fertilizer
                    Corp. from 1989 to
                    1990.  From 1988 to
                    1989 he was Chief
                    Financial Officer of
                    Ecoban Associates,
                    Limited, a merchant
                    banking firm.

                                                               No. of
                                                               Shares
                                                                Owned   Percent
                    Principal Occupa-  Age at  Direc-  Term of  as of      of
                      tion for Past    May 31,  tor    Office  March 31, Common
       Name            Five Years       1995   Since   Expires   1995     Stock
- ------------------- ----------------- -------- ------ -------- --------  ------

David J. Tierney,   Has served as Presi-  61    1987   1991 (c)  78,200(b) (a)
  Jr.               dent and Treasurer of
                    David J. Tierney, Jr.,
                    Inc., a construction
                    company, since 1959.

Jack C. Zoeller     Chairman of the       46    1988   1992 (c)  22,998    (a)
                    Board, Chief Execu-
                    tive Officer of the
                    Company since 1990.
                    Served as President
                    of the Bank from
                    January 1990 until
                    February 1991. Has
                    also served as Presi-
                    dent of The Zoeller
                    Group, Inc., a
                    corporate finance
                    firm, since 1993, and
                    as President of a
                    subsidiary of North
                    American Health Plans,
                    Inc., a managed health
                    care firm, since 1995.



All Directors and Executive Officers as a group (6 persons)     154,690   1.9
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

Item 11.   Executive Compensation

SUMMARY COMPENSATION TABLE

      The following table sets forth the cash compensation paid for services rendered in all capacities by the Company for the fiscal years ended March 31, 1995, 1994, 1993, and 1992 to the Company's chief executive officer.

                                   Annual Compensation
                             --------------------------------
                     Fiscal                         Other           Long-Term
Name and Principal    Year            Incentive     Annual        Compensation
    Positions        Ended    Salary    Bonus    Compensation        Payouts
- ------------------   ------  -------  ---------  ------------      ------------
Jack C. Zoeller       1995      --       --        $73,500  (a)         --
Consultant,           1994      --       --         73,500              --
Chairman of           1993      --       --         73,500              --
the Board,            1992      --       --         85,000              --
President and
Chief Executive
Officer


- ---------------
(a) Includes consulting fees paid to Mr. Zoeller and The Zoeller Group, Inc.

      Effective February 9, 1991, the Company entered into a consulting contract with Mr. Zoeller for the purpose of managing the business affairs of the Company. The initial contract provided for a consulting fee payable to Mr. Zoeller at a rate of $12,500 per month through May 1991 and, as extended, at a rate of $6,000 per month thereafter. Effective October 1, 1994, the Company entered into a revised contract with The Zoeller Group, Inc., a financial consulting firm controlled by Mr. Zoeller, for the purpose of winding up the business and legal affairs of the Company, at a rate of $6,000 per month.

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

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following information can be found on the pages of this Form 10-K indicated:

                                                  Page(s)

           Statements of Financial Condition -
             March 31, 1995 and 1994              F - 2

           Statements of Operations - Years
             Ended March 31, 1995, 1994 & 1993    F - 3

           Statements of Stockholder's Equity -
             Years Ended March 31, 1995, 1994
             and 1993                             F - 4

           Statements of Cash Flow - Years
             Ended March 31, 1995, 1994 and 1993  F - 5

           Notes to Financial Statements          F - 6

     (a)(2) Financial Data Schedule

                  Attached

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


                                 COMFED BANCORP, INC.
                                 Registrant


                                 /s/ Jack C. Zoeller
                                 -------------------------------
                                 Jack C. Zoeller
                                 Chairman of the Board, President and Chief
                                 Executive Officer


                                        July 14, 1995
                                 -------------------------------
                                               Date

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the date indicated.


/s/ Jack C. Zoeller                  July 14, 1995
- -------------------------        -------------------
Jack C. Zoeller                          Date
Chairman of the Board,
President, Chief
Executive Officer and
Director (Principal
Executive, Financial
and Accounting Officer)


/s/ Raymond J. Fontana
- -------------------------------
Raymond J. Fontana (Director)

Dated:        July 10, 1995
          ---------------------


/s/ John C. Hartnett
- -------------------------------
John C. Hartnett (Director)

Dated:        July 10, 1995
          ---------------------

/s/ Peter T. Maher
- ------------------------------
Peter T. Maher (Director)

Dated:        July 10, 1995
          --------------------



- ------------------------------
Frederic G. Schwarz (Director)

Dated:
          --------------------


/s/ David J. Tierney, Jr.
- ------------------------------
David J. Tierney, Jr. (Director)

Dated:        July 10, 1995
          --------------------

                                   Exhibit 11.1

Computation of Primary and Fully Diluted Earnings Per Share (1)


(Dollars in Thousands,
 Except Per Share Amounts)
                                              Year Ended March 31,
                                         1995          1994          1993
                                      -----------   -----------   -----------
                                      (unaudited)   (unaudited)   (unaudited)

Net Loss                              $      (80)   $     (303)   $     (180)
                                      ==========    ==========    ==========

Primary:
  Shares:
   Weighted-average number of
    common shares outstanding          8,358,024     8,358,024     8,358,024
   Dilutive effect of outstanding
    stock options                            -             -             -
                                      ----------    ----------    ----------

     Weighted-average number of common
     and common equivalent shares
     outstanding                       8,358,024     8,358,024     8,358,024
                                      ==========    ==========    ==========

       Net loss per share             $     (.01)   $     (.04)   $     (.02)
                                      ==========    ==========    ==========

Assuming full dilution:
  Shares:
   Weighted-average number of common
    shares outstanding                 8,358,024     8,358,024     8,358,024
   Dilutive effect of outstanding
    stock options                            -             -             -
                                      ----------    ----------    ----------
     Weighted-average number of common
     shares as adjusted                8,358,024     8,358,024     8,358,024
                                      ==========    ==========    ==========

       Net loss per share             $     (.01)   $     (.04)   $     (.02)
                                      ==========    ==========    ==========


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K.

                                   Exhibit 24.1

                            Subsidiaries of the Company


COMFED SAVINGS BANK   -   See Item I regarding the current status of this
                          former subsidiary.

                               COMFED BANCORP, INC.

                           Index to Financial Statements

         March 31, 1995 (Unaudited), 1994 (Unaudited) and 1993 (Unaudited)


                                                                Page

Financial Statements:

   Statements of Financial Condition
    at March 31, 1995 (unaudited) and 1994 (unaudited)          F - 2

   Statements of Operations for the years
    ended March 31, 1995 (unaudited), 1994 (unaudited)
     and 1992 (unaudited)                                       F - 3

   Statements of Changes in Stockholders'
    Equity for the years ended March 31, 1995 (unaudited),
    1994 (unaudited) and 1993 (unaudited)                       F - 4

   Statements of Cash Flows for the years
    ended March 31, 1995 (unaudited), 1994 (unaudited)
    and 1993 (unaudited)                                        F - 5

   Notes to Financial Statements                                F - 6


As described in Item 9, the Company has determined not to incur the additional expense of providing audited Financial Statements for its fiscal year ended March 31, 1995.

                                COMFED BANCORP, INC.

                         Statements of Financial Condition

                  March 31, 1995 (Unaudited) and 1994 (Unaudited)

(In Thousands)

                                                1995            1994
                                             ---------       ---------
                                            (Unaudited)     (Unaudited)
                   ASSETS

Cash                                         $      74       $      99

Investments (market value of $0 and $100)
  (note 3)                                          -              100
                                             ---------       ---------

                                             $      74       $     199
                                             =========       =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                  $      10       $      55
                                             ---------       ---------

Commitments and contingent liabilities
  (notes 1, 5 and 7)

Stockholders' equity (notes 1, 5, 6 and 7):
  Serial preferred stock; 1,500,000 shares
   authorized, none issued                          -               -
  Common stock, $.01 par value; 20,000,000
   shares authorized:  8,397,258 shares
   issued                                           84              84
  Additional paid-in capital                    16,691          16,691
  Accumulated deficit                          (16,495)        (16,415)
  Treasury stock, at cost; 39,234 shares
   in 1994 and 1993                               (216)           (216)
                                             ---------       ---------
     Total stockholders' equity                     64             144
                                             ---------       ---------

                                             $      74       $     199
                                             =========       =========

See accompanying notes to financial statements.

                                COMFED BANCORP, INC.

                              Statements of Operations

           Years ended March 3l, 1995 (Unaudited), 1994 (Unaudited)
                             and 1993 (Unaudited)




(In Thousands, Except Per Share Data)

                                         1995         1994         1993
                                       -------      -------      -------
                                     (Unaudited)  (Unaudited)  (Unaudited)


Income:

  Interest income                      $    2       $    9       $   17
  Other income (Note 4)                    48            9           43
                                       -------      -------      -------
    Total income                           50           18           60
                                       -------      -------      -------

Expenses:

  Legal                                    35          222          142
  Other Professional Services              72           73           73
  Other                                    23           26           25
                                       -------      -------      -------
    Total expenses:                       130          321          240
                                       -------      -------      -------


      Loss before income taxes            (80)        (303)        (180)


      Income tax expense (note 5)          -            -            -
                                       -------      -------      -------

        Net loss                       $  (80)      $ (303)      $ (180)
                                       =======      =======      =======


        Net loss per share             $ (.01)      $ (.04)      $ (.02)
                                      =======      =======      =======


See accompanying notes to financial statements.

                              COMFED BANCORP, INC.

                  Statements of Changes in Stockholders' Equity

             Years ended March 31, 1995 (Unaudited), 1994 (Unaudited)
                              and 1993 (Unaudited)


(Dollars in Thousands)


                      Outstanding                 Retained               Total
                      Common Stock   Additional   Earnings               Stock-
                    ----------------  Paid-in   (Accumulated  Treasury  holders
                     Shares   Amount  Capital     Deficit)     Stock     Equity
                    --------- ------ ---------- ------------  --------  -------
Balance at
  March 31, 1992    8,358,024   $84    $16,691    $(15,932)    $(216)    $ 627

    Net loss             -       -        -           (180)       -       (180)
                    ---------   ---    -------    ---------    ------    ------


Balance at
  March 31, 1993    8,358,024    84     16,691     (16,112)     (216)      447

    Net Loss             -       -        -           (303)       -       (303)
                    ---------   ---    -------    ---------    ------    ------


Balance at
  March 31, 1994    8,358,024    84     16,691     (16,415)     (216)      144

    Net Loss             -       -        -            (80)       -        (80)
                    ---------   ---    -------    ---------    ------    ------

Balance at
  March 31, 1995    8,358,024   $84    $16,691    $(16,495)    $(216)    $  64
                    =========   ===    =======    =========    ======    ======


See accompanying notes to financial statements.

                                COMFED BANCORP, INC.

                              Statements of Cash Flows

            Years Ended March 31, 1995 (Unaudited), 1994 (Unaudited)
                                and 1993 (Unaudited)



(In Thousands)
                                              1994        1993        1992
                                            -------     -------     -------
                                          (Unaudited) (Unaudited) (Unaudited)

Cash flows from operating activities:
  Net loss                                  $   (80)    $  (303)    $  (180)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
       Amortization of discounts
         on investment securities                 -          (9)        (14)
       Decrease in prepaid expenses               -           -          51
       Increase (decrease) in liabilities       (45)         50         (10)
                                            -------     -------     -------
       Net cash used in operating
         activities                            (125)       (262)       (153)
                                            -------     -------     -------

Cash flows from investing activities:
  Purchase of investment securities               -        (992)     (1,687)
  Maturities of investment securities           100       1,300       1,800
                                            -------     -------     -------
       Net cash provided by
         investment activities                  100         308         113
                                            -------     -------     -------

           Net increase (decrease) in cash      (25)         46         (40)


Cash at beginning of year                        99          53          93
                                            -------     -------     -------

Cash at end of year                         $    74     $    99     $    53
                                            =======     =======     =======


See accompanying notes to financial statements

                                COMFED BANCORP, INC.

                           Notes to Financial Statements

                   March 31, 1995 (Unaudited) and 1994 (Unaudited)


(1) Corporate Status

     (a) Continuing Operations

     COMFED BANCORP Inc. ("COMFED" or the "Company") is a former savings and loan holding company which conducts no material operations of its own. Through December 14, 1990, it was the parent company of COMFED Savings Bank and its subsidiaries. Since December 1990 COMFED has had no operating subsidiaries.

     (b) Discontinued Operations

     ComFed Savings Bank (the "Bank") was a federally chartered stock savings bank subject to regulation by the Office of Thrift Supervision ("OTS").
As a result of substantial losses recorded by the bank for the eight month period ended November 30, 1990 (unaudited) and for the previous fiscal year ended March 31, 1990, the Bank failed to meet its regulatory capital requirements. On December 14, 1990, the Bank was placed into conservatorship by the OTS, with the Resolution Trust Corporation ("RTC") appointed as conservator and subsequently as receiver of the Bank. On September 13, 1991, the Bank ceased functioning as a financial institution. Most major components of the Bank were sold by the RTC to third parties. The Company did not realize any value from these dispositions.

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

     Historically, COMFED has not conducted substantial operations of its own. Its primary purpose was to act as a holding company for the Bank. As a result of the takeover of the Bank, the Company has been left with a nominal net worth and no ongoing business activity. The Company does not intend to pursue raising additional capital under current circumstances. Additionally, the outcome of any uncertainties associated with shareholder litigation and the RTC taking possession of the Bank, including the amount of liabilities, if any, which may ultimately result and may become obligations of COMFED in the normal course of business as a going concern, are unknown.

                                COMFED BANCORP, INC.

                           Notes to Financial Statements


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

(3)  Investments

     At March 31, 1994, the Company held a treasury bill which matured on May 12, 1994. The carrying value and market value of this treasury bill at March 31, 1994 was $100,000.

(4)  Other Income

     During the year ended March 31, 1995, the Company received a reimbursement of approximately $48,000 from its directors and officers liability insurance carrier for certain defense costs previously incurred in connection with the Wechsler claim against the Company and certain of its former directors and officers. During the year ended March 31, 1994, the Company received a return of a credit balance totalling approximately $9,000 from its former health plan provider. During the year ended March 31, 1993, the Company received nonrecurring refunds of $43,000 for liability insurance premiums which had been paid in fiscal 1991.

                               COMFED BANCORP, INC.

                           Notes to Financial Statements


(5)  Income Taxes

     Due to the uncertainties resulting from the receivership status of the Bank, several issues remain unanswered regarding income tax matters. Generally, the Company and its former subsidiaries are obligated to file a consolidated federal income tax return for the tax year ended December 31, 1991. The Company has continued to incur net operating losses on a separate basis through March 31, 1995.

     Due to the uncertainties caused by the regulatory takeover of the Bank and the unavailability of the information necessary to prepare the required tax returns, it is not possible to determine if a federal or state tax liability exists for which COMFED might have joint or several liability at March 31, 1995.

     As of December 31, 1990 (the last year for which a consolidated return was filed), consolidated net operating loss carryforwards of approximately $34.7 million for federal income tax purposes were available. These carryforwards of $8.4 million, $0.8 million, $11.3 million, $4.7 million, and $9.5 million expire in 2000, 2001, 2002, 2003, and 2005, respectively.

     Generally, the operating losses of ComFed Savings Bank are not available to COMFED for tax purposes due to restrictions outlined in the Internal Revenue Code regarding a change in ownership control such as the receivership proceedings of the Bank.

(6)  Employee Stock Options

     COMFED has three stock option plans approved by stockholders. The plans are designated by their year of approval as the "1989 Plan", the "1986 Plan", and the "1983 Plan". Under the Plans, options were granted at not less than the fair market value of the shares at the date of the grant, had a maximum term of no more than 10 years and were exercisable by payment of cash or delivery of common stock of the Company of an equivalent market value at the date of exercise.

     Under the Plans, the number of shares of authorized but unissued common stock reserved is subject to adjustment for increases, if any, in the number of common shares outstanding. The shares reserved under the Plans, as adjusted for stock splits, totalled 1,484,698 at March 31, 1995.

     During the years ended March 31, 1995 and 1994, there was no grant or exercise of stock options. All previously granted options have been cancelled as a result of the termination of employment of all employees. Based on the prospects for the Company and the lack of an active market for the Company's stock, no option grants are expected in the future.

                               COMFED BANCORP, INC.

                           Notes to Financial Statements



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

                               COMFED BANCORP, INC.

                           Notes to Financial Statements



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

                               COMFED BANCORP, INC.

                           Notes to Financial Statements



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

     The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the

                               COMFED BANCORP, INC.

                           Notes to Financial Statements



RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December 1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The tolling agreement has since been extended and currently expires on September 13, 1995. In May 1995, the RTC and certain of these former officers and directors reached a settlement in principle, subject to documentation and formal RTC approval. The RTC has stated that if a settlement is not achieved, it intends to commence an action without any further extensions of the tolling agreement. The Company is not aware of any claims asserted against it by the RTC.

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

     In February 1992, the Company received preliminary notice from the regional staff of the Securities and Exchange Commission (the "SEC") that a formal investigation was being undertaken. Subsequently, the Company learned that the SEC has entered a formal order of investigation of potential securities law violations relating to the Company. Pursuant to that order, the SEC initiated depositions of the former chief executive and chief financial officers of the Company. The Company does not know whether this investigation may result in any claims against the Company or any of its current or former officers or directors.

     The Company's Board of Directors has established an Indemnification Committee of disinterested directors, chaired by Mr. Hartnett and also

                               COMFED BANCORP, INC.

                           Notes to Financial Statements



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