Form 10-Q
period 1995-06-30
COMFED BANCORP INC
filed 1995-08-17
CIK 825393

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


   For Quarter Ended June 30, 1995         Commission File Number 1-9909


                            COMFED BANCORP, INC.
           ----------------------------------------------------
           Exact name of registrant as specified in its charter


               Delaware                                04-2985738
------------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

124 Mt. Auburn Street, Suite 200N, Cambridge, Massachusetts      02138
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

      Class:  Common stock, par value $.01 per share.
      Outstanding at July 31, 1995:  8,358,024 shares.

                                INDEX


Part I.  FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Statements of Financial Condition
                 at June 30, 1995 and March 31, 1995           3

                Statements of Operations, Three Months
                 Ended June 30, 1995 and 1994                  4

                Statements of Cash Flow, Three Months
                 Ended June 30, 1995 and 1994                  5

                Notes to Financial Statements                6-7

        Item 2. Management's Discussion and Analysis         7-9


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                           9-12

        Item 6. Exhibits and Reports on Form 8-K              13


Signatures                                                    14

EXHIBITS         Computation of Primary and Fully
                  Diluted Earnings Per Share                  15

                 Financial Data Schedule (Article 9)          16

PART I.
ITEM 1.

                        COMFED BANCORP, INC.
                 Statements of Financial Condition
                            (Unaudited)

                                             June 30,     March 31,
(In Thousands)                                  1995          1995
____________________________________________________________________

                ASSETS

Cash in bank, interest bearing              $     36            74
                                              _______       _______


  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                            $      2             6
Accrued expenses                                  12             4
                                              _______       _______

  Total liabilities                               14            10
                                              _______       _______

Stockholders' equity:
Serial preferred stock; authorized
  1,500,000 shares, none issued                   --            --
Common stock, par value $.01 per share;
  authorized 20,000,000 shares; issued            84            84
  8,397,258 shares
Treasury stock, at cost; 39,234 shares          (216)         (216)
Additional paid in capital                    16,691        16,691
Accumulated deficit                          (16,537)      (16,495)
                                              _______       _______

  Total stockholders' equity                      22            64
                                              _______       _______

  Total liabilities and stockholders'
    equity                                  $     36            74
                                              _______       _______


See accompanying notes to financial statements.

                             COMFED BANCORP, INC.
                           Statements of Operations
                                 (Unaudited)

                                            Three Months
     (In Thousands, Except)                     Ended
      Per Share Amounts)                       June 30,
                                            1995     1994

______________________________________________________________________


     Interest income                      $   --   $    1
                                           ______   ______


     Expenses:
       Legal                                  19       13
       Other professional services            18       18
       Other                                   5       11
                                           ______   ______

         Total expenses                       42       42
                                           ______   ______



     Loss before income taxes                (42)     (41)

     Income taxes                             --       --
                                           ______   ______


     Net loss                              $ (42)   $ (41)
                                           ______   ______



     Net loss per share:                  $   --   $   --
                                           ______   ______



     See accompanying notes to financial statements.

                        COMFED BANCORP, INC.
                      Statements of Cash Flow
                            (Unaudited)

                                             Three Months Ended
                                                  June 30,
(In Thousands)                                1995        1994
___________________________________________________________________

Cash flows from operating activities:
 Net loss                                  $   (42)        (41)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities:
     Increase in prepaid expenses               --          (5)
     Increase (decrease) in accounts
       payable                                  (4)        (44)
     Increase (decrease) in accrued
       expenses                                  8          (7)
                                             ______      ______

       Net cash used in operating              (38)        (97)
          activities                         ______      ______

Cash flows from investing activities:
 Purchase of investment securities              --          --
 Maturities of investment securities            --         100
                                             ______      ______

       Net cash provided by investing           --         100
          activities                         ______      ______

       Net increase (decrease) in cash         (38)          3


Cash at beginning of period                     74          99
                                             ______      ______


Cash at end of period                      $    36         102
                                             ______      ______



See accompanying notes to financial statements.
                                                       Page 6 of 16


                              COMFED BANCORP, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             June 30, 1994 and 1993


(1)  Corporate Status

      (a)  Continuing Operations

      COMFED BANCORP, INC. ("COMFED" or the "Company") is a former savings and loan holding company which until July 13, 1993 was registered with the Office of Thrift Supervision ("OTS"). COMFED conducts no material operations of its own. Up to December 14, 1990 it was the parent company of ComFed Savings Bank (the "Bank") and its subsidiaries. At June 30, 1995, COMFED had no operating subsidiaries.

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

      The unaudited interim financial statements of COMFED BANCORP, INC. presented herein should be read in conjunction with the unaudited financial statements of COMFED BANCORP, INC. for the fiscal year ended March 31, 1995.

      The financial information at June 30, 1995 and the results of operations and changes in cash flow for the periods presented herein are unaudited, and in the opinion of management reflect all the adjustments (which consist solely of normal recurring accruals) necessary for a fair representation of such information. Interim results are not necessarily indicative of the results to be expected for the entire year.

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

     The remaining assets of the Company at June 30, 1995 consist primarily of cash aggregating approximately $36,000. It is expected that this remaining cash will be utilized to satisfy creditor claims, defend litigation and dissolve the Company. Accordingly, the likelihood of any remaining assets or the proceeds thereof being available for distribution to stockholders is highly remote. The expected outcome is a complete loss of stockholders' equity in the Company.

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

     In light of the Company's circumstances, Management has presented a plan to the Board of Directors for the orderly winding up of the Company. At this time the Board intends to continue to fund both (i) the legal defenses described in Part II, Item 1, "Legal Proceedings", and (ii) the Company's remaining regulatory, financial reporting, tax and other obligations, until such time as the legal proceedings are resolved or the Company's assets are depleted. The Company anticipates a high probability that its assets will be fully depleted during 1995. The Board of Directors believes that the likelihood is highly remote that the Company will continue as a going concern or that any assets of the Company will be available for distribution to shareholders. If, as the Board anticipates, there are no assets remaining for distribution to shareholders, the Board does not anticipate seeking shareholder approval for formal dissolution of the Company.


Results of Operations

     The financial activity of the Company has been minimal since the date of the Bank's conservatorship in December 1990.

     During the quarter ended June 30, 1995, the Company received approximately $250 in interest income from an interest-bearing cash account. During the corresponding quarter of the previous fiscal year, the company also received interest from a short-term U.S. Treasury investment. Interest income is expected to decline as invested assets are reduced to fund Company expenses and other obligations.

     During the quarters ended June 30, 1995, and June 30, 1994, all of the Company's legal expenses related to the Wechsler claim against the Company and certain of its former officers and directors were payable by the Company's director and officer liability carrier. However, the Company intends to continue to seek reimbursement from the carrier for certain legal expenses incurred in connection with the Wechsler claim during the fiscal year ended March 31, 1994.

     Operating expenses for the quarter ended June 30, 1995 consisted primarily of legal fees incurred in conjunction with litigation (including the advancement of certain legal fees on behalf of certain current and former directors and officers of the Company arising from the legal proceedings discussed in Part II, Item 1), and consulting and other fees paid for the management of the Company's affairs.

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

     On June 4, 1993, plaintiffs filed their newly amended complaint. Among other things, the new complaint adds certain plaintiffs and defendants, drops certain other defendants and adds certain claims relating to alleged false and misleading statements concerning the Bank's construction lending practices and the alleged failure of the Company to disclose alleged misconduct on the part of certain officers and loan originators of ComFed Mortgage Co., Inc. The Company and the individual defendants filed motions to dismiss the amended complaint on July 16, 1993. The Magistrate to whom the motions were delegated by the Court issued a recommended decision on February 28, 1994, concluding that the Amended Complaint should be dismissed in its entirety with prejudice. The Magistrate held that the Amended Complaint failed to plead fraud with particularity as to any defendant. On March 11, 1994, the plaintiffs filed objections to the recommended decision, and the Company and the individual defendants filed a response to those objections. The objections are still pending before the District Court.

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

     On October 19, 1993, the Magistrate to whom the motions were delegated by the Court issued a recommended decision (i) granting the carrier's cross-motion only to the extent that it seeks a declaration that there is no coverage with respect to claims that may be brought by the RTC; (ii) granting the RTC's motion for partial summary judgment and the motion for judgment on the pleadings, joined in by the Company, to the extent that he held that none of the arguments advanced by the carrier to date forms a basis for denying coverage with respect to the Wechsler claims; and (iii) denying the carrier's motion for summary judgment to the extent that it sought a declaration that the carrier has no obligations to provide coverage with respect to the Wechsler claims. On November 3, 1993, the carrier filed objections to the recommended decision, and the Company filed a response to those objections. The objections are still pending before the District Court.

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

     The RTC, receiver of the Bank, provided written notification in 1991 to certain current and former directors and officers of the Company, the Bank and the Bank's subsidiaries that it may initiate a claim against them for financial losses incurred by the Bank as a result of their alleged actions. In 1992 the RTC issued administrative subpoenas seeking personal financial information from certain of these directors and officers. During March 1993 the RTC made a formal, written demand on certain of these directors and officers. In December 1993, the RTC and these certain former directors and officers entered into a tolling agreement extending the period during which the RTC may file any claims. The tolling agreement has since been extended and currently expires on September 13, 1995. In May and June 1995, the RTC and these former officers and directors reached a settlement in principle, subject to documentation and formal RTC approval. The RTC has stated that if a settlement is not achieved, it intends to commence an action without any further extensions of the tolling agreement. The Company is not aware of any claims asserted against it by the RTC.

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
Diluted Earnings Per Share (page 14).

      (b) No reports on Form 8-K were filed during the three month period ended June 30, 1995.

                              SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and this report has been signed by the undersigned on behalf of the registrant and in the capacity indicated.

                              COMFED BANCORP, INC.


August 14, 1995            /s/Jack C. Zoeller

                              ____________________________________
                              Jack C. Zoeller, President and Chief
                              Executive  Officer (Principal Financial
                              and Accounting Officer)

                                                       Exhibit 11.1

                             COMFED BANCORP, INC.

       Computation of Primary and Fully Diluted Earnings Per Share (1)

                                            Three Months
(In Thousands, Except)                         Ended
 Per Share Amounts)                           June 30,
                                          1995        1994
_________________________________________________________________________

Net loss                             $     (42)        (41)
                                     _________   _________

Primary:
  Shares:
    Weighted-average
      number of common
      shares
      outstanding                    8,358,024   8,358,024
    Dilutive effect of
      outstanding stock
      options                            --          --
                                     _________   _________

    Weighted-average
      number of common
      and common
      equivalent shares
      outstanding                    8,358,024   8,358,024
                                     _________   _________


Net income (loss)
  per share                          $   --          --
                                     _________   _________


(1) This calculation is submitted in accordance with Item 601(b)(11) of Regulation S-K
                                                  Page 16 of 16